Form 10-Q
period 1994-08-31
COMMONWEALTH ASSOCIATES GROWTH FUND INC
filed 1994-10-14
CIK 896717

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 1994

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                             Commission file number 0-21160


                    COMMONWEALTH ASSOCIATES GROWTH FUND, INC.
             (Exact Name of Registrant as Specified in its Charter)


Maryland                                 13-3698251
(State or Other Jurisdiction of          (I.R.S. Employer
Incorporation or Organization)           Identification No.)


733 Third Avenue, 11th floor
New York, New York                       10017
(Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code:  (800) 888-6534


Not applicable
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate  the  number  of shares outstanding of each of  the  Registrant's
classes  of  common  stock as of the latest practicable  date.   2,204,000
shares of common stock.

                                      INDEX
                    COMMONWEALTH ASSOCIATES GROWTH FUND, INC.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

Statements of Assets and Liabilities as of August 31, 1994
(Unaudited) and February 28, 1994

Schedule of Portfolio Investments as of August 31, 1994 (Unaudited)

Statements of Operations for the Three Months Ended August 31, 1994 and 1993 (Unaudited)

Statements of Operations for the Six Months Ended August 31, 1994
(Unaudited) and for the Period from March 19, 1993 (commencement of operations) to August 31, 1993 (Unaudited)

Statements of Changes in Net Assets for the Six Months ended August 31, 1994 (Unaudited) and for the Period from March 19, 1993
(commencement of operations) to August 31, 1993 (Unaudited)

Statements of Cash Flows for the Six Months ended August 31, 1994
(Unaudited) and for the Period from March 19, 1993 (commencement of operations) to August 31, 1993 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

COMMONWEALTH ASSOCIATES GROWTH FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES


                                             August 31, 1994     February 28,
                                             (Unaudited)              1994

ASSETS

Portfolio investments at fair value
 (cost $7,895,962 at August 31, 1994
 and $12,158,598 at February 28, 1994)        $9,078,185     $11,645,538
Cash and cash equivalents                     8,845,262      4,475,544
Receivable, net of unamortized discount of
 $10,888 at August 31, 1994 and $45,088
 at February 28, 1994 - Note 3                  589,112        954,912
Accrued interest receivable                     298,378        237,111
Deposit in escrow, Radiator King International, Inc.
 - Note 4                                       240,000        255,000
Deferred organizational costs, net of accumulated
 amortization of $57,199 at August 31, 1994
 and $37,513 at February 28, 1994               139,666        159,352
Other assets                                     19,058         11,711
 Total assets                                 19,209,661     17,739,168

LIABILITIES

Payable for securities purchased                      -         48,750
Accounts payable                                 53,626         38,431
Due to Administrator                            138,935        103,765
 Total liabilities                              192,561        190,946

NET ASSETS

Preferred Stock, par value $.01; 2,000,000 shares authorized;
 no shares issued or outstanding                      -              -
Common Stock, par value $.01; 10,000,000 shares
 authorized; 2,204,000 shares issued and
 outstanding                                     22,040         22,040
Additional paid-in-capital                    19,541,193     19,541,193
Net unrealized appreciation (depreciation)
 of portfolio investments                     1,182,223      (513,060)
Accumulated net investment income               248,223         55,079
Accumulated net realized loss from portfolio
 investments                                  (1,976,579)    (1,557,030)

Net Assets                                    $19,017,100    $17,548,222

Net assets per share of common stock               $8.63         $ 7.96


See notes to financial statements.

COMMONWEALTH ASSOCIATES GROWTH FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
AUGUST 31, 1994



                                                                     % of
Issuer / Position                             Cost     Fair ValueNet Assets(1)

Alamar Biosciences, Inc. (A) (2)
150,000 shares of Common Stock                $287,456   $253,125
Warrants to purchase 250,000 shares of Common Stock
 at $5.00, expiring 10/14/97                   20,906    112,500
                                              308,362    365,625    1.92%

Bennett Environmental Inc.
8% Secured Promissory Note due 9/14/95        1,200,000  720,000
Warrants to purchase 900,000 shares of Common Stock
 at $.60, expiring 9/1/98                         900        900
                                              1,200,900  720,900    3.79%

International Communication Technologies, Inc.
9% Convertible Promissory Note due 6/30/96    150,000    150,000     .79%

Loronix Information Systems, Inc. (A) (3)
Warrants to purchase 158,000 shares of Common Stock
 at $4.88, expiring 6/28/97                         0    236,210    1.24%

Oh-La-La! Inc.
9% Convertible Senior Note due 6/30/95        140,000    140,000
9% Convertible Senior Note due 11/30/95       100,000    100,000
                                              240,000    240,000    1.26%

Optiva Corporation
150,000 shares of Common Stock                487,500    487,500    2.56%

Radiator King International, Inc.
9% Promissory Notes                            60,000     60,000     .32%

Regency Holdings (Cayman), Inc.
10% Promissory Note due 1/20/95               2,000,000  2,000,000
Warrant to purchase 120,000 shares of Common Stock
 at $9.00, expiring 7/20/98                         0          0
                                              2,000,000  2,000,000 10.52%

Shells Seafood Restaurants, Inc. *
9% Senior Secured Note due 10/30/95           1,310,000  1,310,000
300,000 shares of Common Stock                 90,000     90,000
                                              1,400,000  1,400,000  7.36%

Silverado Foods, Inc. * (A) (4)
337,500 shares of Common Stock                150,000   1,518,750   7.99%

COMMONWEALTH ASSOCIATES GROWTH FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
AUGUST 31, 1994



                                                                     % of
Issuer / Position                             Cost     Fair ValueNet Assets(1)

SR Communications Corp.
250,000 shares of Preferred Stock            $247,500   $247,500
250,000 shares of Common Stock                  2,500      2,500
                                              250,000    250,000    1.31%

Weir-Jones Marketing, Inc.
9% Convertible Subordinated Note
 due 1/28/96                                  950,000    950,000    5.00%

YES! Entertainment Corporation
608,696 shares of Preferred Stock             699,200    699,200
Warrant to purchase 116,667 shares of Preferred Stock
 at $1.50, expiring 7/16/98                         0          0
                                              699,200    699,200    3.68%

 TOTAL PORTFOLIO INVESTMENTS(B)              $7,895,962 $9,078,185 47.74%


* May be deemed an "affiliated person" of the Fund as such term is defined in the Investment Company Act of 1940.

(A)Public company.

(B)During the quarter, the Fund sold its investments in marketable securities. Equity investments in 14 publicly-traded companies with a cost of $2.7 million were sold for $2.4 million.

(1)Represents fair value as a percentage of net assets.

(2)In June 1994, the Fund sold 50,000 shares of Alamar Biosciences, Inc. for $104,000, realizing a gain of $8,000.

(3)On August 24, 1994, Loronix Information Systems, Inc. completed its initial public offering. In connection with the offering, Loronix completed a 1-for-2.5 reverse stock split. As a result, the Fund exchanged its warrants to purchase 395,000 common shares at $1.95 per share for warrants to purchase 158,000 common shares at $4.88 per share. Additionally, the $1.37 million promissory note due from Loronix was paid in full. Subsequent to the end of the quarter, in a non-cash transaction, the Fund exchanged its warrants to purchase 158,000 common shares of Loronix for 47,852 common shares of Loronix. Such shares were sold as part of the over-allotment option granted to Commonwealth Associates, the underwriter of Loronix's initial public offering, for an aggregate of $258,000.

(4)On August 4, 1994, Silverado Foods, Inc. completed its initial public offering. In connection with the offering, the Fund converted its $150,000 aggregate principal amount of subordinated notes into 337,500 common shares of Silverado. Additionally, the $1.35 million senior notes due from Silverado were repaid with accrued interest thereon.

See notes to financial statements.

COMMONWEALTH ASSOCIATES GROWTH FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED AUGUST 31,



                                                        1994         1993

INVESTMENT INCOME AND EXPENSES

Income:
 Interest from repurchase agreements                   $67,912      $110,266
 Interest and dividends from portfolio investments     180,187       85,342
 Loan origination fee                                   60,000            -
 Total investment income                               308,099      195,608

Expenses:
 Administrative fee                                     47,773       49,608
 Professional fees                                      22,791       38,757
 Salary expense                                         43,220       43,139
 Directors' fees and expenses                           10,569        3,030
 Amortization of deferred organizational costs           9,843        9,972
 Performance fee                                             -       27,944
 Transfer agent and custodian fees                       3,274        3,872
 Mailing and printing                                    6,961        3,161
 Insurance expense                                       8,686        1,567
 Other operating expenses                                4,301       15,384
 Total expenses                                        157,418      196,434

Net investment income (loss)                           150,681        (826)

NET REALIZED AND UNREALIZED GAIN FROM
 PORTFOLIO INVESTMENTS

Net realized gain (loss) from portfolio investments (323,046) 54,375 Change in net unrealized appreciation or depreciation
 of portfolio investments                              1,562,186    139,928
Net realized and unrealized gain from portfolio
 investments                                           1,239,140    194,303

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                       $1,389,821   $193,477

Per Share Net Increase in Net Assets Resulting
 from Operations                                          $ .63        $ .09

See notes to financial statements.

COMMONWEALTH ASSOCIATES GROWTH FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                               Period From
                                                               March 19, 1993
                                              Six Months       (Commencement
                                                Ended          of Operations) to
                                           August 31, 1994     August 31, 1993

INVESTMENT INCOME AND EXPENSES

Income:
 Interest from repurchase agreements           $120,091           $192,189
 Interest and dividends from portfolio
    investments                                 340,099            96,009
 Loan origination fee                            60,000                 -
 Total investment income                        520,190           288,198

Expenses:
 Administrative fee                              91,952            89,084
 Professional fees                               83,717            52,489
 Salary expense                                  71,642            63,744
 Directors' fees and expenses                    15,069             5,030
 Amortization of deferred organizational costs   19,686            17,827
 Performance fee                                      -            30,077
 Transfer agent and custodian fees                6,066             8,544
 Mailing and printing                             8,352             5,161
 Insurance expense                               21,383            12,122
 Other operating expenses                         9,179            17,874
 Total expenses                                 327,046           301,952

Net investment income (loss)                    193,144           (13,754)

NET REALIZED AND UNREALIZED GAIN FROM
 PORTFOLIO INVESTMENTS

Net realized gain (loss) from portfolio
 investments                                   (419,549)           54,375
Change in net unrealized appreciation or depreciation
 of portfolio investments                      1,695,283          228,678
Net realized and unrealized gain from portfolio
 investments                                   1,275,734          283,053

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                               $1,468,878         $269,299

Per Share Net Increase in Net Assets Resulting
 from Operations                                   $ .67            $  .12

See notes to financial statements.

COMMONWEALTH ASSOCIATES GROWTH FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)



                                                               Period From
                                                               March 19, 1993
                                              Six Months       (Commencement
                                                Ended          of Operations) to
                                           August 31, 1994     August 31, 1993

Increase in net assets resulting from operations:

Net investment income (loss)                  $ 193,144          $(13,754)
Net realized gain (loss) from portfolio
 investments                                  (419,549)            54,375
Change in net unrealized appreciation or
 depreciation of portfolio investments        1,695,283           228,678
Net increase in net assets resulting from
 operations                                   1,468,878           269,299

Increase in net assets from capital stock transactions:

Gross proceeds from the sale of common stock          -          21,940,000
Less:
 Selling commissions                                  -          (1,535,800)
 Expense allowance                                    -          (548,500)
 Offering expenses                                    -          (392,467)
 Net increase in net assets from capital stock
    transactions                                      -          19,463,233

Total increase in net assets for the period   1,468,878          19,732,532

Net assets at beginning of period             17,548,222          100,000

NET ASSETS AT END OF PERIOD                   $19,017,100        $19,832,532

See notes to financial statements.

COMMONWEALTH ASSOCIATES GROWTH FUND, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                               Period From
                                                               March 19, 1993
                                              Six Months       (Commencement
                                                Ended          of Operations) to
                                           August 31, 1994     August 31, 1993

CASH FLOWS PROVIDED FROM OPERATING
 ACTIVITIES

Net investment income (loss)                   $193,144          $(13,754)
Adjustments to reconcile net investment
 income (loss) to cash provided from
 operating activities:
Amortization of discounted receivable          (34,200)                 -
Amortization of deferred organizational costs    19,686            17,827
Increase in payables                             50,365           156,440
Increase in accrued interest receivable
 and other assets                              (68,614)          (153,700)
Cash flows provided from operating activities   160,381             6,813

CASH FLOWS PROVIDED FROM (USED FOR)
 INVESTING ACTIVITIES

Purchase of portfolio investments              (3,843,773)       (8,037,247)
Net proceeds from the sale of portfolio
 investments                                   5,318,110          318,750
Repayment of notes                             2,720,000                -
Deposit released from escrow                     15,000                 -
Cash flows provided from (used for) investing
 activities                                    4,209,337         (7,718,497)

CASH FLOWS PROVIDED FROM FINANCING
 ACTIVITIES

Gross proceeds from the sale of common stock          -          21,940,000
Cost of sale of common stock:
 Selling commissions                                  -          (1,535,800)
 Expense allowance                                    -          (548,500)
 Offering expenses                                    -          (392,467)
 Organizational expenses                              -          (196,865)
Cash flows provided from financing activities         -          19,266,368

Increase in cash and cash equivalents          4,369,718         11,554,684
Cash and cash equivalents at beginning
 of period                                     4,475,544          100,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $8,845,262        $11,654,684

See notes to financial statements.

COMMONWEALTH ASSOCIATES GROWTH FUND, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1. Organization and Purpose

Commonwealth  Associates  Growth  Fund,  Inc.  (the  "Fund")  is  a   non-
diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940. The Fund was incorporated under the laws of the State of Maryland on January 26, 1993. The Fund's investment objective is to achieve intermediate to long-term capital appreciation of assets by investing in securities of emerging and established companies that management believes offer significant growth potential.

Reference is made to the Fund's February 28, 1994 annual report included in Form 10-K as filed with the Securities and Exchange Commission for the Notes to Financial Statements that remain unchanged. The following notes are included as a result of changes during the current quarter or year to date period.


2. Related Party Transactions

The Fund has completed investments in certain portfolio companies in which Commonwealth Associates acted as a placement agent on behalf of the portfolio companies. In July 1994, Commonwealth Associates received a placement fee of $60,000 from Regency Holdings (Cayman), Inc.

In September 1994, as part of the over-allotment option granted to Commonwealth Associates, the underwriter of Loronix Information Systems, Inc.'s initial public offering, the Fund sold 47,852 common shares of Loronix for an aggregate of $258,000. In connection with such sale, Commonwealth Associates received underwriting discounts and commissions of $29,000.

3. Receivable

In February 1994, the Fund's $1.2 million promissory note due from Computer Integration Corporation was canceled in exchange for $1,000,000 to be paid in eleven installments, with the last installment due on December 31, 1994. As of August 31, 1994, the Fund had received
installment  payments  from  Computer  Integration  Corporation   totaling
$400,000.


4. Deposit in Escrow, Radiator King International, Inc.

In December 1993, the Fund committed, subject to certain terms and conditions, to invest $300,000 in Radiator King International, Inc., a private company establishing a network of radiator repair shops. On December 23, 1993, $45,000 was released from escrow to Radiator King for a 9% promissory note. An additional $15,000 was released from escrow in March 1994 for an additional 9% promissory note. At August 31, 1994, the Fund had $240,000 remaining in escrow relating to its original investment commitment to Radiator King, which was returned to the Fund with interest in September 1994.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended August 31, 1994 and 1993, the Fund had a net realized and unrealized gain from portfolio investments of $1.2 million and $194,000, respectively. For the six months ended August 31, 1994 and for the period from March 19, 1993 (commencement of operations) to August 31, 1993 (the "commencement period"), the Fund had a net realized and unrealized gain from portfolio investments of $1.3 million and $283,000, respectively.

Realized Gains and Losses - For the three and six months ended August 31, 1994, the Fund had a net realized loss from its portfolio investments of $323,000 and $420,000, respectively. During the three months ended August 31, 1994, the Fund sold 50,000 shares of Alamar Biosciences, Inc. in the public market for $104,000, realizing a gain of $8,000. Additionally, during the quarter, the Fund sold certain investments in publicly traded marketable securities for $2.4 million, realizing a loss of $331,000. During the three months ended May 31, 1994, the Fund sold 50,000 shares of Alamar Biosciences in the public market for $107,000, realizing a gain of $11,000. In March 1994, the Fund sold its $1.5 million investment in EMARC, Inc. for $1.5 million, resulting in no gain or loss. Additionally during the May quarter, the Fund sold certain marketable securities for $820,000, realizing a loss of $108,000.

For the three months ended August 31, 1993 and for the commencement period, the Fund had a $54,000 net realized gain from the sale of certain marketable securities.

Unrealized Gains and Losses - For the three and six months ended August 31, 1994, the Fund had a $1.5 million and $1.6 million net unrealized gain from its portfolio investments, respectively, primarily resulting from an upward revaluation of the Fund's investment in Silverado Foods, Inc., which completed its initial public offering in August 1994. Additionally, for the six months ended August 31, 1994, a net $74,000 was transferred from unrealized loss to realized loss primarily relating to the portfolio investments sold during the six month period, as discussed above. The $1.6 million net unrealized gain and the $74,000 net transfer from unrealized loss to realized loss resulted in a $1.7 million increase in the Fund's net unrealized appreciation of portfolio investments for the six months ended August 31, 1994.

For the three months ended August 31, 1993 and for the commencement period, the Fund had a $140,000 and a $229,000 net unrealized gain, respectively, resulting from the net upward revaluation of certain portfolio investments.

Investment Income and Expenses
For the three months ended August 31, 1994 and 1993, the Fund had net investment income of $151,000 and a net investment loss of $800, respectively. For the six months ended August 31, 1994 and for the commencement period, the Fund had net investment income of $193,000 and a net investment loss of $14,000, respectively. The increase in net investment income for the 1994 periods compared to the same periods in 1993, primarily was the result of an increase in interest and dividends earned from portfolio investments. Also during the 1994 periods, net investment income increased $60,000 from a loan origination fee related to the Fund's investment in Regency Holdings (Cayman), Inc. ("Regency") completed in July 1994. Interest and dividends earned from portfolio investments for the three months ended August 31, 1994 and 1993 was $180,000 and $85,000, respectively. Interest and dividends earned from portfolio investments for the six months ended August 31, 1994 and the commencement period was $340,000 and $96,000, respectively. The increase in interest and dividends from portfolio investments resulted from an increase in the amount invested in interest bearing debt securities of certain portfolio investments held by the Fund during the 1994 periods compared to the same periods in 1993. The increase in interest and dividends from portfolio investments was partially offset by a decrease in interest from repurchase agreements for the 1994 periods compared to the same periods in 1993. The decline in interest earned from repurchase agreements resulted from a decline in amounts invested in repurchase agreements during the 1994 periods as idle cash was used for investments in portfolio companies.

For the three months ended August 31, 1994 and 1993, the Fund's operating expenses were $157,000 and $196,000, respectively. For the six months ended August 31, 1994 and for the commencement period, the Fund's operating expenses were $327,000 and $302,000, respectively.

The Fund has implemented an employee profit sharing plan that provides for payment of a performance fee to certain officers of the Fund. The fee is equal to 20% of interest, dividends and realized capital gains from portfolio investments net of realized capital losses and net unrealized capital depreciation. Such fee is calculated from the end of the fiscal year for which fees were last paid. Accrued performance fees for the three months ended August 31, 1993 and for the commencement period totaled $28,000 and $30,000, respectively. These amounts were reversed during the second half of the fiscal year ended February 28, 1994 as a result of operating losses recorded during such period. Since its inception, the Fund has made no performance fee payments. No performance fees were accrued for the 1994 periods.

The Administrator is responsible for providing, or arranging for the provision of, the administrative services necessary for the operation of the Fund. As compensation for such services, the Administrator receives an administrative fee at the annual rate of 1% of the net assets of the Fund. Such fee is determined and payable quarterly. For the three months ended August 31, 1994 and 1993, the administrative fee was $48,000 and $50,000, respectively. For the six months ended August 31, 1994 and for the commencement period, the administrative fee was $92,000 and $89,000, respectively.

Net Assets
For the three months ended August 31, 1994, the Fund had a net increase in net assets from operations of $1.4 million, or $.63 per share of common stock, comprised of net investment income of $151,000 and net realized and unrealized gain from portfolio investments of $1.2 million. For the six months ended August 31, 1994, the Fund had a net increase in net assets from operations of $1.5 million, or $.67 per share of common stock, comprised of net investment income of $193,000 and net realized and unrealized gain from portfolio investments of $1.3 million. At August 31, 1994, the Fund's net assets were $19 million, or $8.63 per share of common stock.

For the three months ended August 31, 1993, the Fund had a $193,000 net increase in net assets resulting from operations, or $.09 per share of common stock, comprised of net investment loss of $800 and net realized and unrealized gain from portfolio investments of $194,000. For the commencement period, the Fund had a net increase in net assets from operations of $269,000, or $0.12 per share of common stock, comprised of net investment loss of $14,000 and net realized and unrealized gain from portfolio investments of $283,000. The Fund's net assets were $19.8 million at August 31, 1993 and the net asset value per share of common stock was $9.00, a decrease of $1.00 from the initial offering price of $10.00 per share. The decrease from the initial public offering price resulted from selling and offering expenses incurred in connection with the Fund's initial public offering totaling $2.48 million, or $1.12 per share, offset by the $.12 per share net increase in net assets resulting from operations for the commencement period.

Liquidity and Capital Resources

In March and April 1993, the Fund commenced operations and completed its initial public offering of common stock. The Fund sold a total of
2,194,000 shares of common stock at $10.00 per share in the offering. Additionally, in 1993, Commonwealth Associates Asset Management, Inc. (the "Administrator") purchased 10,000 shares of the Fund's common stock for $100,000, or $10.00 per share. Gross proceeds received by the Fund from the sale of its common stock during 1993 totaled $22,040,000 and net proceeds after the payment of selling commissions, offering and organizational expenses totaled $19,366,368.

During the three months ended August 31, 1994, the Fund invested $2 million in a new portfolio investment, Regency. In addition, during the quarter, the Fund received repayment of its $1.35 million promissory note due from Silverado Foods, Inc. and its $1.37 million promissory note due from Loronix Information Systems, Inc. Subsequent to the end of the quarter, the Fund sold 47,852 common shares of Loronix for $258,000. Also, the Fund received payments totaling $150,000 relating to its receivable due from Computer Integration Corporation. Additionally, during the three months ended August 31, 1994, the Fund sold marketable securities with an aggregate cost of $2.7 million, for $2.4 million.

The Fund invests its available cash in repurchase agreements collateralized by U.S. Government securities. On August 31, 1994, the Fund had $8.8 million invested in repurchase agreements. Such investments provide the Fund with the liquidity necessary to allow continued investment in portfolio companies as opportunities for investment arise. Interest earned from repurchase agreements for the three and six months ended August 31, 1994 totaled $68,000 and $120,000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in repurchase agreements.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

The Company is not party to any material pending legal proceedings.

Item 2.   Changes in Securities.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5.   Other Information.

On July 20, 1994, the Fund invested $2 million in Regency, acquiring a 10% promissory note and a warrant to purchase 120,000 shares of Regency common stock at $9.00 per share. Regency is an operator of cruise ships.

During the three months ended August 31, 1994, the Fund made the following investments in equity securities of public companies:

  10,000 common shares of Celestial Seasonings, Inc. for $223,625, or $22.36 per share,
  15,000 common shares of Westcott Communications, Inc. for $172,000, or an average price of $11.47 per share and 10,000 common shares of McLain Industries, Inc. for $114,250, or an average price of $11.43 per share.

During   the   quarter,  the  Fund  sold  its  investments  in  marketable
securities.   Equity investments in 14 publicly-traded  companies  with  a cost of $2.7 million were sold for $2.4 million.

Item 6.   Exhibits and Reports on Form 8-K.

       (a) Exhibits

           None

       (b) Reports on Form 8-K

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




COMMONWEALTH ASSOCIATES GROWTH FUND, INC.


/s/     Kamal Mustafa
Kamal Mustafa
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/     Mark T. Behrman
Mark T. Behrman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)



Date:     October 14, 1994