Form 10-Q
period 1994-11-30
MICROCAP FUND IND
filed 1995-01-13
CIK 896717

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 1994

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                             Commission file number 0-21160


                            THE MICROCAP FUND, INC.
             (Exact Name of Registrant as Specified in its Charter)


Maryland                                                                  13-3698251
(State or Other Jurisdiction of                                           (I.R.S. Employer Identification No.)
Incorporation or Organization)


733 Third Avenue, 11th floor
New York, New York                                                        10017
(Address of Principal Executive Offices)                                  (Zip Code)


Registrant's Telephone Number, Including Area Code:  (800) 888-6534


Former name - Commonwealth Associates Growth Fund, Inc.
Former name, former address and former fiscal year, if changed since last report


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

                                     INDEX
                            THE MICROCAP FUND, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets and Liabilities as of November 30, 1994 (Unaudited) and February 28, 1994

Schedule of Portfolio Investments as of November 30, 1994 (Unaudited)

Statements of Operations for the Three Months Ended November 30, 1994 and 1993 (Unaudited)

Statements of Operations for the Nine Months Ended November 30, 1994 (Unaudited) and for the Period from March 19, 1993 (commencement of operations) to November 30, 1993 (Unaudited)

Statements of Changes in Net Assets for the Nine Months ended November 30, 1994 (Unaudited) and for the Period from March 19, 1993 (commencement of operations) to November 30, 1993 (Unaudited)

Statements of Cash Flows for the Nine Months ended November 30, 1994 (Unaudited) and for the Period from March 19, 1993 (commencement of operations) to November 30, 1993 (Unaudited)

Notes to Financial Statements (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

THE MICROCAP FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES


                                                                                      November 30, 1994       February 28,
                                                                                         (Unaudited)                 1994
ASSETS

Portfolio investments at fair value (cost $7,895,962 at
    November 30, 1994 and $12,158,598 at February 28, 1994)                          $     8,052,209           $     11,645,538
Cash and cash equivalents                                                                  9,470,173                  4,475,544
Receivable, net of unamortized discount of $1,541 at
    November 30, 1994 and $45,088 at February 28, 1994 - Note 3                              398,459                    954,912
Accrued interest receivable                                                                  417,864                    237,111
Escrow deposit                                                                                     -                    255,000
Deferred organizational costs, net of accumulated amortization of
    $67,042 at November 30, 1994 and $37,513 at February 28, 1994                            129,823                    159,352
Other assets                                                                                  12,705                     11,711
                                                                                              ------                     ------
    Total assets                                                                          18,481,233                 17,739,168
                                                                                          ----------                 ----------

LIABILITIES

Distribution payable to shareholders - Note 4                                                440,800                          -
Accounts payable                                                                             150,600                     38,431
Due to Administrator                                                                          78,036                    103,765
Payable for securities purchased                                                                   -                     48,750
                                                                                                   -                     ------
    Total liabilities                                                                        669,436                    190,946
                                                                                             -------                    -------

NET ASSETS

Preferred Stock, par value $.01; 2,000,000 shares authorized;
    no shares issued or outstanding                                                                -                          -
Common Stock, par value $.01; 10,000,000 shares
    authorized; 2,204,000 shares issued and outstanding                                       22,040                     22,040
Additional paid-in-capital                                                                19,541,193                 19,541,193
Net unrealized appreciation (depreciation) of portfolio investments                          156,247                   (513,060)
Undistributed (distribution in excess of) net investment income                             (119,354)                    55,079
Accumulated net realized loss from portfolio investments                                  (1,788,329)                (1,557,030)
                                                                                          ----------                 ----------

Net Assets                                                                           $    17,811,797           $     17,548,222
                                                                                     =    ==========           =     ==========

Net assets per share of common stock                                                      $   8.08                  $  7.96
                                                                                          =   ====                  =  ====


See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
NOVEMBER 30, 1994


                                                                                                                       % of
Issuer / Position                                                               Cost            Fair Value         Net Assets(1)
Alamar Biosciences, Inc.(A)
150,000 shares of Common Stock                                             $      287,456      $      101,250
Warrants to purchase 250,000 shares of Common Stock
    at $5.00, expiring 10/14/97                                                    20,906              12,500
                                                                                   ------              ------
                                                                                  308,362             113,750        .64%
                                                                                  -------             -------

Bennett Environmental Inc.
8% Secured Promissory Note due 9/14/95                                          1,200,000             720,000
Warrants to purchase 900,000 shares of Common Stock
    at $.60, expiring 9/1/98                                                          900                 900
                                                                                      ---                 ---
                                                                                1,200,900             720,900          4.05%
                                                                                ---------             -------

International Communication Technologies, Inc.
9% Convertible Promissory Note due 6/30/96                                        150,000             150,000        .84%
                                                                                  -------             -------

Oh-La-La! Inc.
9% Convertible Senior Note due 6/30/95                                            140,000             140,000
9% Convertible Senior Note due 11/30/95                                           100,000             100,000
                                                                                  -------             -------
                                                                                  240,000             240,000          1.35%
                                                                                  -------             -------

Optiva Corporation
150,000 shares of Common Stock                                                    487,500             487,500          2.74%
                                                                                  -------             -------

Radiator King International, Inc.
9% Promissory Notes                                                                60,000              60,000        .34%
                                                                                   ------              ------

Regency Holdings (Cayman), Inc.
10% Promissory Note due 1/20/95                                                 2,000,000           2,000,000
Warrant to purchase 120,000 shares of Common Stock
    at $9.00, expiring 7/20/98                                                          0                   0
                                                                                        -                   -
                                                                                2,000,000           2,000,000         11.22 %
                                                                                ---------           ---------

Shells Seafood Restaurants, Inc.*
9% Senior Secured Note due 10/30/95                                             1,310,000           1,310,000
300,000 shares of Common Stock                                                     90,000              90,000
                                                                                   ------              ------
                                                                                1,400,000           1,400,000          7.86%
                                                                                ---------           ---------

Silverado Foods, Inc.*(A)
337,500 shares of Common Stock                                                   150,000       980,859      5.51%
                                                                                 -------       -------

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
NOVEMBER 30, 1994


                                                                                                                       % of
Issuer / Position                                                               Cost            Fair Value         Net Assets(1)
SR Communications Corp.*
250,000 shares of Preferred Stock                                          $      247,500      $      247,500
250,000 shares of Common Stock                                                      2,500               2,500
                                                                                    -----               -----
                                                                                  250,000             250,000          1.40%
                                                                                  -------             -------

Weir-Jones Marketing, Inc.
9% Convertible Subordinated Note due 1/28/96                                      950,000             950,000          5.33%
                                                                                  -------             -------

YES! Entertainment Corporation
608,696 shares of Preferred Stock                                                 699,200             699,200
Warrant to purchase 116,667 shares of Preferred Stock
    at $1.50, expiring 7/16/98                                                          0                   0
                                                                                        -                   -
                                                                                  699,200             699,200          3.93%
                                                                                  -------             -------        ------

TOTAL PORTFOLIO INVESTMENTS(2)                                             $    7,895,962      $    8,052,209         45.21%
                                                                           =    =========      =    =========         =====


* May be deemed an "affiliated person" of the Fund as such term is defined in the Investment Company Act of 1940.

(A)  Public company.

(1)  Represents fair value as a percentage of net assets.

(2) In September 1994, the Fund exercised a net issuance provision relating to its warrants to purchase 158,000 common shares of Loronix Information Systems, Inc. at $4.88 per share. In this non-cash transaction, the Fund received 47,852 shares of Loronix common stock in exchange for such warrants. The 47,852 shares were sold as part of the over-allotment option granted to Commonwealth Associates, the underwriter of Loronix's initial public offering, for $258,000.


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30,


                                                                                                   1994               1993
                                                                                                   ----               ----
INVESTMENT INCOME AND EXPENSES

Income:
    Interest from repurchase agreements                                                        $    120,250       $      69,505
    Interest and dividends from portfolio investments                                               135,648             192,689
                                                                                                    -------             -------
    Total investment income                                                                         255,898             262,194
                                                                                                    -------             -------

Expenses:
    Administrative fee                                                                               44,701              48,792
    Professional fees                                                                                99,852              54,946
    Salary expense                                                                                   33,978              42,914
    Amortization of deferred organizational costs                                                     9,843               9,843
    Performance fee                                                                                       -              (5,906)
    Transfer agent and custodial fees                                                                 4,731               2,961
    Directors' fees and expenses                                                                      3,894               5,325
    Other operating expenses                                                                         55,826              17,000
                                                                                                     ------              ------
    Total expenses                                                                                  252,825             175,875
                                                                                                    -------             -------

Net investment income                                                                                 3,073              86,319
                                                                                                      -----              ------

NET REALIZED AND UNREALIZED LOSS FROM
    PORTFOLIO INVESTMENTS

Net realized gain from portfolio investments                                                        258,400              23,900
Change in net unrealized appreciation or depreciation of
    portfolio investments                                                                        (1,025,976)           (474,797)
                                                                                                 ----------            --------
Net realized and unrealized loss from portfolio investments                                        (767,576)           (450,897)
                                                                                                   --------            --------

NET DECREASE IN NET ASSETS RESULTING
    FROM OPERATIONS                                                                            $   (764,503)      $    (364,578)
                                                                                               =   ========       =    ========

Per Share Net Decrease in Net Assets Resulting from Operations                                      $(.35)              $(.17)
                                                                                                    =====               =====


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                              Period From
                                                                                                            March 19, 1993
                                                                                 Nine Months                 (Commencement
                                                                                    Ended                  of Operations) to
                                                                              November 30, 1994        November 30, 1993
INVESTMENT INCOME AND EXPENSES

Income:
    Interest from repurchase agreements                                          $    240,341                $    261,694
    Interest and dividends from portfolio investments                                 475,747                     288,698
    Loan origination fee                                                               60,000                           -
                                                                                       ------                           -
    Total investment income                                                           776,088                     550,392
                                                                                      -------                     -------

Expenses:
    Administrative fee                                                                136,653                     137,876
    Professional fees                                                                 183,569                     107,435
    Salary expense                                                                    105,620                     106,658
    Amortization of deferred organizational costs                                      29,529                      27,670
    Performance fee                                                                         -                      24,171
    Transfer agent and custodial fees                                                  10,797                      11,505
    Directors' fees and expenses                                                       18,963                      10,355
    Other operating expenses                                                           94,740                      52,157
                                                                                       ------                      ------
    Total expenses                                                                    579,871                     477,827
                                                                                      -------                     -------

Net investment income                                                                 196,217                      72,565
                                                                                      -------                      ------

NET REALIZED AND UNREALIZED GAIN (LOSS)
    FROM PORTFOLIO INVESTMENTS

Net realized gain (loss) from portfolio investments                                  (161,149)                     78,275
Change in net unrealized appreciation or depreciation
    of portfolio investments                                                          669,307                    (246,119)
                                                                                      -------                    ---------
Net realized and unrealized gain (loss) from portfolio investments                    508,158                    (167,844)
                                                                                      -------                    --------

NET INCREASE (DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS                                                    $    704,375                $    (95,279)
                                                                                 =    =======                =    =======

Per Share Net Increase (Decrease) in Net Assets Resulting
    from Operations                                                                   $.32                         $(.04)
                                                                                      ====                         =====


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)


                                                                                                              Period From
                                                                                                            March 19, 1993
                                                                                 Nine Months                 (Commencement
                                                                                    Ended                  of Operations) to
                                                                              November 30, 1994        November 30, 1993
Increase (decrease) in net assets resulting from operations:

Net investment income                                                         $        196,217             $        72,565
Net realized gain (loss) from portfolio investments                                   (161,149)                     78,275
Change in net unrealized appreciation or depreciation of
    portfolio investments                                                              669,307                    (246,119)
                                                                                       -------                    --------
Net increase (decrease) in net assets resulting from operations                        704,375                     (95,279)
                                                                                       -------                     -------

Decrease in net assets from distributions:

Distribution from net realized gains                                                   (70,150)                          -
Distribution from net investment income                                               (251,296)                          -
Distribution in excess of net investment income                                       (119,354)                          -
                                                                                      --------                           -
Decrease in net assets from distributions                                             (440,800)                          -
                                                                                      --------                           -

Increase in net assets from capital stock transactions:

Gross proceeds from the sale of common stock                                                 -                  21,940,000
Less:
    Selling commissions                                                                      -                  (1,535,800)
    Expense allowance                                                                        -                    (548,500)
    Offering expenses                                                                        -                    (392,467)
                                                                                             -                    --------
    Net increase in net assets from capital stock transactions                               -                  19,463,233
                                                                                             -                  ----------

Total increase in net assets for the period                                            263,575                  19,367,954

Net assets at beginning of period                                                   17,548,222                     100,000
                                                                                    ----------                     -------

NET ASSETS AT END OF PERIOD                                                   $     17,811,797             $    19,467,954
                                                                              =     ==========             =    ==========


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                              Period From
                                                                                                            March 19, 1993
                                                                                 Nine Months                 (Commencement
                                                                                    Ended                  of Operations) to
                                                                              November 30, 1994        November 30, 1993
CASH FLOWS PROVIDED FROM OPERATING
    ACTIVITIES

Net investment income                                                           $      196,217             $         72,565
Adjustments to reconcile net investment income
    to cash provided from operating activities:
Amortization of discounted receivable                                                  (43,547)                           -
Amortization of deferred organizational costs                                           29,529                       27,670
Increase in payables                                                                    86,440                      184,746
Increase in accrued interest receivable and other assets                              (181,747)                    (243,558)
                                                                                      --------                     --------
Cash flows provided from operating activities                                           86,892                       41,423
                                                                                        ------                       ------

CASH FLOWS PROVIDED FROM (USED FOR)
    INVESTING ACTIVITIES

Purchase of portfolio investments                                                   (3,843,773)                 (13,652,207)
Net proceeds from the sale of portfolio investments                                  5,776,510                    1,459,363
Repayment of notes                                                                   2,720,000                            -
Deposits released from (placed in) escrow                                              255,000                     (500,000)
                                                                                       -------                     --------
Cash flows provided from (used for) investing activities                             4,907,737                  (12,692,844)
                                                                                     ---------                  -----------

CASH FLOWS PROVIDED FROM FINANCING ACTIVITIES

Gross proceeds from the sale of common stock                                                 -                   21,940,000
Cost of sale of common stock:
    Selling commissions                                                                      -                   (1,535,800)
    Expense allowance                                                                        -                     (548,500)
    Offering expenses                                                                        -                     (392,467)
    Organizational expenses                                                                  -                     (196,865)
                                                                                             -                     --------
Cash flows provided from financing activities                                                -                   19,266,368
                                                                                             -                   ----------

Increase in cash and cash equivalents                                                4,994,629                    6,614,947
Cash and cash equivalents at beginning of period                                     4,475,544                      100,000
                                                                                     ---------                      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    9,470,173             $      6,714,947
                                                                                =    =========             =      =========


See notes to financial statements.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.      Organization and Purpose

The MicroCap Fund, Inc. (the "Fund"), formerly known as Commonwealth Associates Growth Fund, Inc., is a non-diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940. The Fund was incorporated under the laws of the State of Maryland on January 26, 1993. The Fund's investment objective is to achieve intermediate to long-term capital appreciation of assets by investing in securities of emerging and established companies that management believes offer significant growth potential.

Reference is made to the Fund's February 28, 1994 annual report included in Form 10-K as filed with the Securities and Exchange Commission for the Notes to Financial Statements that remain unchanged. The following notes are included as a result of changes during the current quarter or year to date period.

2.     Related Party Transactions

The Fund has completed investments in certain portfolio companies in which Commonwealth Associates acted as a placement agent on behalf of the portfolio companies. In July 1994, the Fund invested $2 million in Regency Holdings (Cayman), Inc. In connection with the transaction, Commonwealth Associates received a placement fee of $60,000 from Regency Holdings (Cayman), Inc.

In connection with the initial public offering of Loronix Information Systems, Inc. completed in September 1994, the Fund sold 47,852 common shares of Loronix for an aggregate of $258,000. In connection with such sale, Commonwealth Associates, underwriter of the Loronix initial public offering, received underwriting discounts and commissions of $29,000.

With  respect  to  certain  marketable   security   transactions,   Commonwealth
Associates acted as broker on behalf of the Fund and received aggregate commissions of $21,000 for such services.

3.     Directors' Fees

As compensation for serving on the Board of Directors, each of the three independent directors receives an annual fee of $2,000 and $250 for each meeting attended.

4.     Receivable

In February 1994, the Fund's $1.2 million promissory note due from Computer Integration Corporation was canceled in exchange for $1,000,000 to be paid in eleven installments, with the last installment due on December 31, 1994. As of November 30, 1994, the Fund had received installment payments from Computer Integration Corporation totaling $600,000. Subsequent to the end of the quarter, the Fund received additional payments totaling $200,000 from Computer Integration Corporation.

5.     Distribution to Shareholders

On November 7, 1994, the Fund's Board of Directors declared a distribution to shareholders totaling $440,800, or $0.20 per common share. The distribution was paid on December 12, 1994 to shareholders of record on November 30, 1994.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


The treatment for financial statement purposes of distributions made during the year from net investment income or net realized gains may differ from their ultimate treatment for federal income tax purposes. These differences are caused primarily by differences in the timing of the recognition of certain components of income, expense and capital gain for federal income tax purposes. Where such differences are permanent in nature, they are reclassified in the components of net assets based on their ultimate characterization for federal income tax purposes. Any such reclassifications will have no effect on net assets, results of operations or net asset value per share of the Fund.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended November 30, 1994, the Fund had a net realized and unrealized loss from portfolio investments of $768,000, comprised of a $258,000 realized gain and a $1 million decline in unrealized appreciation of portfolio investments for the quarter. The $258,000 realized gain resulted from the sale of 47,852 common shares of Loronix Information Systems, Inc. during the quarter. Such shares were received by the Fund in September 1994 in a non-cash exchange of the 158,000 Loronix common stock warrants previously held by the Fund. The $1 million reduction to net unrealized appreciation includes an aggregate $790,000 unrealized loss, reflecting the downward revaluation of the Fund's investments in Silverado Foods, Inc. and Alamar Biosciences, Inc., due to the reduced market value of these publicly traded securities at the end of the quarter. The Fund's net unrealized appreciation declined an additional $236,000 due to the transfer from unrealized gain to realized gain relating to the Loronix shares sold during the quarter.

For the three months ended November 30, 1993, the Fund had a net realized and unrealized loss from portfolio investments of $451,000, comprised of a $24,000 realized gain from the sale of certain marketable securities and a $475,000 decline in unrealized appreciation for the quarter. The $475,000 decline in net unrealized appreciation includes a $497,000 unrealized loss reflecting the net downward revaluation of certain portfolio investments and marketable securities for the quarter. This amount was offset by a $22,000 increase to unrealized appreciation reflecting the transfer from unrealized loss to realized loss relating to the sale of marketable securities during the quarter.

For the nine months ended November 30, 1994, the Fund had a net realized and unrealized gain from portfolio investments of $508,000, comprised of a net realized loss from portfolio investments of $161,000 and a $669,000 increase to unrealized appreciation for the nine month period. The $161,000 realized loss for the nine months includes the $258,000 gain from the sale of 47,852 Loronix shares, as discussed above, and an additional $19,000 gain from the sale of 100,000 common shares of Alamar Biosciences during May and June 1994. These gains were offset by a $439,000 realized loss from the sale of marketable securities completed during the period. The $669,000 increase to unrealized appreciation includes an $831,000 unrealized gain reflecting the net upward revaluation of certain portfolio investments for the period, primarily Silverado Foods, which completed its initial public offering in August 1994. This unrealized gain was offset by a $162,000 net transfer from unrealized gain to realized gain relating to the sale of portfolio investments and marketable securities during the nine month period. Additionally, in March 1994, the Fund sold its $1.5 million investment in EMARC, Inc. for $1.5 million, resulting in no gain or loss.

For the period from March 19, 1993 (commencement of operations) to November 30, 1993 (the "commencement period") the Fund had a net realized and unrealized loss of $168,000, comprised of a $78,275 realized gain from the sale of certain marketable securities and a $246,000 decline in unrealized appreciation for the period. The $246,000 decline in net unrealized appreciation includes a $268,000 unrealized loss reflecting the net downward revaluation of certain portfolio investments and marketable securities for the nine month period. This amount was offset by the $22,000 transfer from unrealized loss to realized loss as discussed above.

Investment Income and Expenses
For the three months ended November 30, 1994 and 1993, the Fund had net investment income of $3,000 and $86,000, respectively. The decrease in net investment income for the 1994 period compared to the 1993 period primarily was the result of a $77,000 increase in operating expenses for the 1994 period compared to the 1993 period. This increase primarily resulted from an increase in professional fees and other operating expenses for the 1994 period. Professional fees for the three months ended November 30, 1994 and 1993 were $100,000 and $55,000, respectively. Other operating expenses for the three months ended November 30, 1994 and 1993 were $59,000 and $17,000, respectively. The increased operating expenses for the 1994 period compared to the 1993 period reflects the increased investment activity of the Fund as it matures during its first full year of operations. Additionally, investment income declined from $262,000 for the three months ended November 30, 1993 compared to $256,000 for the three months ended November 30, 1994. Interest and dividends from portfolio investments declined $57,000 from $193,000 in 1993 compared to $136,000 in 1994. This decrease was offset by a $50,000 increase in interest from repurchase agreements, from $70,000 in 1993 compared to $120,000 in 1994. The decline in interest and dividends from portfolio investments for the 1994 period is the result of a decrease in the amount invested in interest bearing debt securities of certain portfolio investments held by the Fund during the 1994 period compared to the 1993 period. The increase in interest earned from repurchase agreements for the 1994 period is the result of an increase in the cash available for such investments during the 1994 period.

For the nine months ended November 30, 1994 and for the commencement period, the Fund had net investment income of $196,000 and $73,000, respectively. A $226,000 increase in investment income was offset by a $102,000 increase in operating expenses for the 1994 period compared to the 1993 period. The increase in investment income for the 1994 period compared to the 1993 period primarily is the result of an increase in interest and dividends earned from portfolio investments, which increased to $476,000 for the nine months ended November 30, 1994 from $289,000 for the commencement period. This increase resulted from an increase in the amount invested in interest bearing debt securities of certain portfolio investments held by the Fund during the 1994 period compared to the same period in 1993. Also during the 1994 period, net investment income increased $60,000 from a loan origination fee related to the Fund's investment in Regency Holdings (Cayman), Inc. completed in July 1994. The increase in operating expenses for the 1994 period compared to the 1993 period primarily resulted from an increase in professional fees and other operating expenses as discussed above.

Commonwealth Associates Asset Management, Inc. (the "Administrator") is responsible for providing, or arranging for the provision of, the administrative services necessary for the operation of the Fund. As compensation for such services, the Administrator receives an administrative fee at the annual rate of 1% of the net assets of the Fund. Such fee is determined and payable quarterly. For the three months ended November 30, 1994 and 1993, the administrative fee was $45,000 and $49,000, respectively. For the nine months ended November 30, 1994 and for the commencement period, the administrative fee was $137,000 and $138,000, respectively.

The Fund has implemented an employee profit sharing plan that provides for payment of a performance fee to certain officers of the Fund. The fee is equal to 20% of interest, dividends and realized capital gains from portfolio investments net of realized capital losses and net unrealized capital depreciation. Such fee is calculated from the end of the fiscal year for which fees were last paid. Accrued performance fees for the three months ended November 30, 1993 and for the commencement period totaled $(6,000) and $24,000, respectively. The performance fee for the commencement period was reversed during the final quarter of the fiscal year ended February 28, 1994 as a result of portfolio investments sold at a loss or written-off during such period. Since its inception, the Fund has made no performance fee payments. No performance fees were accrued for the 1994 periods.

Net Assets
For the three months ended November 30, 1994, the Fund had a net decrease in net assets from operations of $765,000, or $.35 per share of common stock, comprised of net investment income of $3,000 and net realized and unrealized loss from portfolio investments of $768,000. Additionally, the Fund's net assets declined $441,000 as a result of a distribution of $.20 per common share, declared on November 7, 1994 by the Fund's board of directors, payable to shareholders of record on November 30, 1994. For the nine months ended November 30, 1994, the Fund had a net increase in net assets from operations of $704,000, or $.32 per share of common stock, comprised of net investment income of $196,000 and net realized and unrealized gain from portfolio investments of $508,000. This increase was offset by the $441,000 distribution to shareholders, as discussed above. At November 30, 1994, the Fund's net assets were $17.8 million, or $8.08 per share of common stock.

For the three months ended November 30, 1993, the Fund had a $365,000 net decrease in net assets resulting from operations, or $.17 per share of common stock, comprised of net investment income of $86,000 and net realized and unrealized loss from portfolio investments of $451,000. For the commencement period, the Fund had a net decrease in net assets from operations of $95,000, or $0.04 per share of common stock, comprised of net investment income of $73,000 and net realized and unrealized loss from portfolio investments of $168,000. At November 30, 1993, the Fund's net assets were $19.5 million or $8.83 per share of common stock.

Liquidity and Capital Resources

In March and April 1993, the Fund commenced operations and completed its initial public offering of common stock. The Fund sold a total of 2,194,000 shares of common stock at $10.00 per share in the offering. Additionally, in 1993, the Administrator purchased 10,000 shares of the Fund's common stock for $100,000, or $10.00 per share. Gross proceeds received by the Fund from the sale of its common stock during 1993 totaled $22,040,000 and net proceeds after the payment of selling commissions, offering and organizational expenses totaled $19,366,368.

For the three months ended November 30, 1994, the Fund's cash and cash equivalents increased $625,000 from $8.8 million at August 31, 1994 to $9.5 million at November 30, 1994. During the quarter, the Fund received $258,000 from the sale of Loronix shares, as discussed above, and $200,000 related to a receivable from Computer Integration Corporation. The Fund also received $240,000 representing the return of escrow funds due to the cancellation of a potential follow-on investment in Radiator King International, Inc. Cash used to fund operations totaled $73,000 for the quarter.

As previously discussed, on November 7, 1994, the Fund's board of directors declared a distribution of $.20 per common share, or $441,000 in the aggregate. The distribution was paid on December 12, 1994 to shareholders of record on November 30, 1994.

The Fund invests its available cash in repurchase agreements collateralized by U.S. Government securities. Such investments provide the Fund with the liquidity necessary to purchase portfolio investments as opportunities for investment arise. Interest earned from repurchase agreements for the three and nine months ended November 30, 1994 totaled $120,000 and $240,000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in repurchase agreements.

                     PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Fund is not party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1994 Annual Meeting of shareholders was held on October 24, 1994. At the meeting, the following individuals were elected to serve on the Fund's board of directors; James E. Brands and Leonard J. DeRoma were elected to serve as Class I directors until the 1995 Annual Meeting; Jeffrey Lewis and Kamal Mustafa were elected as Class II directors until the 1996 Annual Meeting and Michael S. Falk was elected to serve as a Class III director until the 1997 Annual Meeting. Other matters voted on and approved were an amendment to the Articles of Amendment and Restatement to change the Fund's name to "The MicroCap Fund, Inc." and ratification of appointment of Deloitte & Touche as the Fund's independent certified public accountants.

Shares of common stock were voted as follows:

                                                                                 For             Withheld
James E. Brands                                                                1,561,219            31,000
Leonard J. DeRoma                                                              1,559,719            32,500
Jeffrey Lewis                                                                  1,559,719            32,500
Kamal Mustafa                                                                  1,561,219            31,000
Michael Falk                                                                   1,558,719            33,500

                                                                                  For            Against           Abstain
Amendment to Articles of Amendment and Restatement
to change the Fund's name to "The MicroCap Fund, Inc."                         1,584,519            1,200            6,500

Ratification of appointment of Deloitte & Touche as the
Fund's independent certified public accountants.                               1,587,219                0            5,000

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   Exhibits

                    (27)   Financial Data Schedule.

              (b)   Reports on Form 8-K

                    None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




THE MICROCAP FUND, INC.


/s/     Kamal Mustafa
Kamal Mustafa
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/     Mark T. Behrman
Mark T. Behrman
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)



Date:    January 13, 1995

                                 Exhibit Index


Exhibits                                                                  Page

(27)          Financial Data Schedule.