Form 10-K
period 1995-02-28
MICROCAP FUND INC
filed 1995-05-30
CIK 896717

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 28, 1995

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

Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                         Name of each exchange on which registered
                         None                                                    None

Securities registered pursuant to Section 12(g) of the Act:

                             Shares of Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      (Cover page continues on next page)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting common stock on May 12, 1995 held by non-affiliates of the Registrant, based upon the last price reported by NASDAQ on such date, was $11,910,729(1). The number of shares outstanding of the Registrant's common stock at the close of business on May 12, 1995 was 2,221,587.


(1) This amount does not include the aggregate market value of 424,050 shares of preferred stock currently convertible into 445,253 shares of common stock, which would have an aggregate value of $2,448,892 on May 12, 1995.



                      Documents Incorporated By Reference


Portions of the Registration Statement of the Registrant dated March 19, 1993, as supplemented by a supplement thereto dated March 29, 1993, are incorporated by reference in Part I and Part III hereof.

Portions of the Registrant's Form 10-Q for the quarter ended May 31, 1994 filed with the Securities and Exchange Commission on July 14, 1994 are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended August 31, 1994 filed with the Securities and Exchange Commission on October 14, 1994 are incorporated by reference in Part I hereof.

                                     PART I

Item 1.       Business.

Formation

The MicroCap Fund, Inc., formerly Commonwealth Associates Growth Fund, Inc. (the "Fund" or the "Registrant"), is a Maryland corporation formed on January 26, 1993. The Fund is a non-diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940 and has registered its securities under the Securities Act of 1933. The Fund's investment objective is to achieve long-term capital appreciation of assets, rather than current income, by investing in the debt and equity securities of emerging and established companies that management believes offer significant growth potential.

The investment activities of the Fund are managed by the Fund's employees. Mr. Kamal Mustafa is the Fund's President, Chief Executive Officer and Portfolio Manager. Information concerning Mr. Mustafa is included in Part III hereof. Certain officers and employees of the Fund are also officers and employees of Commonwealth Associates, a broker-dealer and investment banking firm. Commonwealth Associates Asset Management, Inc. (the "Administrator"), an affiliate of Commonwealth Associates, performs, or arranges for the performance of, the accounting, reporting and administrative functions necessary for the operation of the Fund.

On March 2, 1993, the Administrator purchased 10,000 shares of the Fund's common stock for $100,000, or $10.00 per share. On March 19, 1993, a Registration
Statement on Form N-2 (File No. 33-57696) was declared effective and on March 29, 1993, the Fund completed its initial public offering of 2,100,000 shares of common stock at $10.00 per share. During April 1993, the Fund sold an additional 94,000 shares of common stock at $10.00 per share as part of an over-allotment option granted to Commonwealth Associates, the underwriter. The Fund sold a total of 2,194,000 shares of common stock in the public offering for gross proceeds totaling $21,940,000.

In connection with the public offering of its common stock, the Fund paid to Commonwealth Associates selling commissions totaling $1,535,800 and an expense allowance totaling $548,500. The Fund incurred additional offering and organizational costs associated with the public offering totaling $589,332. Net proceeds to the Fund from the public offering, after payment of all selling commissions, offering and organizational costs, totaled $19.3 million.

Portfolio Investments

The Fund primarily invests in debt and equity securities of emerging and established companies and offers certain managerial assistance to such companies. To a lesser extent, the Fund invests in the marketable securities of public companies with low market capitalizations that management believes offer significant growth potential.

During the year ended February 28, 1995 ("fiscal 1995"), the Fund purchased portfolio investments totaling $4,283,773. Also during fiscal 1995, the Fund sold certain equity investments for an aggregate of $6,031,422 and promissory notes due from two portfolio companies totaling $2,720,000 were repaid with interest. At February 28, 1995, the Fund held investments in 12 portfolio companies with an aggregate cost of $8,335,962 and a fair value of $8,371,350.

The descriptions of the Fund's investment in Radiator King International, Inc. and investments in certain marketable securities set forth in Item 5 of Part II of the Fund's quarterly report on Form 10-Q for the quarter ended May 31, 1994 are incorporated herein by reference.

The descriptions of the Fund's investment in Regency Holdings (Cayman), Inc. and investments in certain marketable securities set forth in Item 5 of Part II of the Fund's quarterly report on Form 10-Q for the quarter ended August 31, 1994 are incorporated herein by reference.

In January 1995, the Fund purchased a secured note from Shells Seafood Restaurants, Inc. in the principal amount of $500,000, maturing on October 30, 1995 and bearing an interest rate of prime plus 2%. In connection with this investment, the Fund received a warrant to purchase 10,000 shares of preferred stock of Shells.

Competition

The Fund encounters competition from other entities and individuals having similar investment objectives. Primary competition for desirable investments comes from investment companies, investment partnerships and wealthy individuals. Some of the competing entities and individuals have investment managers or advisors with significantly greater experience, resources and managerial capabilities than the Fund and are therefore in a better position than the Fund to obtain access to attractive investments. To the extent that the Fund can compete for such investments it may only be able to do so on less favorable terms than those obtained by larger more established investors.

Employees

At February 28, 1995, the Fund had two full-time employees. Additionally, certain officers and employees of the Fund are also officers or employees of the Administrator and/or Commonwealth Associates. In order to facilitate the payroll process, an affiliate of the Administrator pays the salaries of such officers and employees. The Fund reimburses the Administrator on a quarterly basis for allocated salary amounts.

Item 2.       Properties.

The Fund does not own or lease physical properties. Office space for the Fund's employees is provided by the Administrator under the Administrative Services Agreement.

Item 3.       Legal Proceedings.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report. The 1995 Annual Meeting of Shareholders is scheduled to be held on July 31, 1995.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The Fund has 10,000,000 shares of common stock authorized, of which 2,204,000 shares were issued and outstanding on February 28, 1995. The Fund also has 2,000,000 shares of preferred stock authorized, none of which had been issued as of February 28, 1995. On February 28, 1995, the Fund declared a stock dividend, payable on March 20, 1995 to shareholders of record on March 13, 1995 in shares of preferred stock at the rate of .2 shares of preferred stock for each share of common stock. The preferred stock is convertible into shares of the Fund's common stock at any time until February 27, 1998. Each share of preferred stock is convertible into (i) 1.05 shares of common stock from the date of issuance through February 28, 1996, (ii) 1.25 shares of common stock from March 1, 1996 through February 28, 1997 and (iii) 1.33 shares of common stock from March 1, 1997 through February 27, 1998. The preferred stock will automatically convert into common stock on the earlier of (i) a sale, transfer or other distribution of the shares of common stock upon which the dividend has been paid or (ii) February 27, 1998. The preferred stock is non-transferable. In connection with such dividend, the Fund issued 440,800 shares of series A convertible preferred stock on March 20, 1995.

The Fund's common stock is traded on the NASDAQ Small-Cap Market under the symbol MCAP. The following table sets forth, for each of the periods indicated, the high and low closing bid prices for the common stock as reported by NASDAQ. These per share quotations represent inter-dealer prices on the over-the-counter market, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                                                                 Price Per Share
                                                                           High                   Low
Fiscal year ended February 28, 1994:
    First Quarter (commencing March 19, 1993)                            $  10.50              $   9.75
    Second Quarter                                                          10.00                  8.50
    Third Quarter                                                            9.25                  8.25
    Fourth quarter                                                           9.00                  8.50
Fiscal year ended February 28, 1995:
    First quarter                                                            8.25                  7.00
    Second quarter                                                           8.00                  7.50
    Third quarter                                                            8.00                  6.25
    Fourth quarter                                                           6.75                  6.00
Fiscal year ending February 28, 1996:
    First quarter (through May 12, 1995)                                     6.00                  4.75

The closing sale price of the Fund's common stock on May 12, 1995 as reported by NASDAQ was $5.50 per share. As of May 12, 1995, there were nine holders of record of common stock. Certain holders of record hold common shares for approximately 400 beneficial owners.

Item 6.       Selected Financial Data.

                                                                                                              Period From
                                                                                                            March 19, 1993
                                                                                    Fiscal                   (Commencement
                                                                                  Year Ended               of Operations) to
                                                                               February 28, 1995           February 28, 1994
                                                                               -----------------           -----------------
Operating Data:

Net investment income (interest and dividend income
   less operating expenses)                                                     $       220,352            $        55,079

Net realized loss from portfolio investments                                    $      (161,149)           $    (1,557,030)

Net change in unrealized appreciation or depreciation
   of investments                                                               $       548,448            $      (513,060)

Net realized and unrealized gain (loss) from portfolio
   investments                                                                  $       387,299            $    (2,070,090)

Net increase (decrease) in net assets resulting from
   operations                                                                   $       607,651            $    (2,015,011)

Distributions from net realized gains                                           $        70,150                          -

Distributions from net investment income                                        $       275,178                          -

Distributions in excess of net investment income                                $        95,472                          -

Total cash distributions                                                        $       440,800                          -

Per Share Amounts:

Net investment income                                                                  $ .10                      $  0.03

Net realized and unrealized gain (loss) from portfolio investments                     $ .18                      $ (0.94)

Net increase (decrease) in net assets resulting from operations                        $ .28                      $ (0.91)

Cash distributions                                                                     $ .20                             -

                                                                                     As of                       As of
                                                                               February 28, 1995           February 28, 1994
                                                                               -----------------           -----------------
Balance Sheet Data:

Total assets                                                                    $    18,054,440            $    17,739,168

Net assets                                                                      $    17,715,073            $    17,548,222

Cash and cash equivalents                                                       $     9,033,750            $     4,475,544

Portfolio investments at fair value                                             $     8,371,350            $    11,645,538

Per Share Amount:

Net assets                                                                             $   8.04                   $  7.96

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments - During the year ended February 28, 1995 ("fiscal 1995"), the Fund had a net realized and unrealized gain from portfolio investments of $387,299, comprised of a $548,448 increase in unrealized appreciation of investments and a $161,149 net realized loss from portfolio investments.

The net realized loss for fiscal 1995 resulted from the sale of certain portfolio investments. In September 1994, the Fund sold 47,852 common shares of Loronix Information Systems, Inc. in the public market for $258,400, realizing a gain of $258,400. Such shares were received by the Fund in September 1994 through a non-cash exercise of a net issuance provision included in the Fund's warrants to purchase common stock of Loronix. In May and June 1994, the Fund sold 100,000 common shares of Alamar Biosciences, Inc. in the public market for $210,625, realizing a gain of $18,987. These gains were offset by a $438,536 net realized loss from the liquidation of the Fund's portfolio of marketable securities during the first half of fiscal 1995.

The $548,448 increase to net unrealized appreciation for fiscal 1995 includes a $710,397 net unrealized gain primarily reflecting the upward revaluation of the Fund's investment in Silverado Foods, Inc. due to that company's initial public offering completed in August 1994. This increase was offset by the transfer of net unrealized gains totaling $161,949 to realized gains related to portfolio investments sold during fiscal 1995, as discussed above.

For the period from March 19, 1993 (commencement of operations) to February 28, 1994 (the "1994 period"), the Fund had a net realized and unrealized loss from portfolio investments of $2,070,090 comprised of a $1,557,030 net realized loss from portfolio investments and a $513,060 decrease in net unrealized appreciation of investments. In February 1994, the $1,200,000 promissory note due from Computer Integration Corporation ("CIC") was canceled in exchange for cash payments totaling $1,000,000 over a 10 month period. This transaction resulted in a realized loss of $248,094 on the Fund's investment in CIC. Also during the 1994 period, the Fund wrote-off its $450,000 investment in The Complete Systems Corporation, genesys and $960,000 of its $1,200,000 investment in Oh-La-La! Inc. due to business and financial difficulties at these companies. Additionally, the Fund realized a $101,064 gain from the sale of certain marketable securities during the 1994 period.

The $513,060 decrease to net unrealized appreciation for the period primarily resulted from the downward revaluation of the Fund's investment in Bennett Environmental U.S., Inc., a privately-held portfolio company.

Investment Income and Expenses

For fiscal 1995 and for the 1994 period, the Fund had net investment income of $220,352 and $55,079, respectively. The $165,273 increase in net investment income for fiscal 1995 from the 1994 period resulted from a $392,977 increase in investment income, partially offset by a $227,704 increase in operating expenses for fiscal 1995. Investment income was $1,053,967 and $660,990 for fiscal 1995 and for the 1994 period, respectively. The increase for fiscal 1995 primarily was the result of a $332,375 increase in interest and dividend income earned from portfolio investments, due to an increase in the number of interest bearing debt securities held during fiscal 1995 compared to the 1994 period. For fiscal 1995 and for the 1994 period, the Fund's operating expenses were $833,615 and $605,911, respectively. The increase in operating expenses for fiscal 1995 primarily was the result of a $132,991 increase in professional fees and a $48,619 increase in other operating expenses for fiscal 1995. These increases primarily were due to an increase in legal fees and mailing and printing expenses for fiscal 1995 compared to the 1994 period.

Commonwealth Associates Asset Management, Inc. (the "Administrator") is responsible for providing, or arranging for the provision of, the administrative services necessary for the operation of the Fund. In return for such services, the Administrator receives an administrative fee at the annual rate of 1% of the net assets of the Fund. Such fee is determined and payable quarterly. For fiscal 1995 and for the 1994 period, the administrative fee was $181,052 and $181,816, respectively.

Net Assets

For fiscal 1995, the Fund had a net increase in net assets resulting from operations of $607,651, or $.28 per share of common stock, comprised of net investment income totaling $220,352 and net realized and unrealized gain from portfolio investments of $387,299. Additionally, the Fund's net assets declined $440,800 as a result of the cash distribution of $.20 per share of common stock paid to shareholders on December 12, 1994. As a result, the Fund's net assets increased $166,851 to $17,715,073 at February 28, 1995, or $8.04 per share, an increase of $.08 per share from $17,548,222, or $7.96 per share, at February 28, 1994.

The Fund completed its initial public offering in March and April 1993, selling 2,194,000 shares of its common stock at $10 per share. Gross proceeds raised in the offering totaled $21,940,000. For the 1994 period, the Fund had a net decrease in net assets resulting from operations of $2,015,011, or $.91 per share of common stock, comprised of a $2,070,090 net realized and unrealized loss from portfolio investments offset by $55,079 of net investment income. Additionally, the Fund's net assets decreased $2,476,767, or $1.13 per share, as a result of the selling and offering expenses incurred in connection with the Fund's initial public offering. The Fund's net assets at February 28, 1994 were $17,548,222, or $7.96 per share, a decrease of $2.04 per share from the initial public offering price of $10.00 per share.

Liquidity and Capital Resources

The Fund commenced operations on March 19, 1993 and completed its initial public offering of common stock in two separate closings in March and April 1993. The Fund sold a total of 2,194,000 shares of common stock at $10.00 per share in the offering. Additionally, in March 1993, Commonwealth Associates Asset Management, Inc. purchased 10,000 shares of the Fund's common stock for $100,000, or $10.00 per share. Gross proceeds received by the Fund from the sale of its common stock during the 1994 period totaled $22,040,000 and net proceeds after the payment of selling commissions, offering and organizational expenses totaled $19,366,368.

For fiscal 1995, cash provided from investing activities totaled $4,722,649. During fiscal 1995, the Fund purchased portfolio investments totaling $4,283,773. The Fund also sold certain portfolio investments for $6,031,422 and the debt investments of two portfolio companies totaling $2,720,000 were repaid with interest. Additionally, a $255,000 deposit in escrow relating to a potential follow-on investment in Radiator King International, Inc. was returned during fiscal 1995. Cash provided from operating activities for fiscal 1995 was $276,357.

At February 28, 1995, the Fund had cash and cash equivalents of $9,033,750, an increase of $4,558,206 from February 28, 1994. The Fund's cash balances provide the liquidity necessary to purchase additional portfolio investments as opportunities arise. The increase in cash and cash equivalents resulted from the $4,999,006 of cash provided from operating and investing activities offset by the $440,800 cash distribution paid to shareholders in December 1994. The Fund invests its available cash in overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from repurchase agreements for fiscal 1995 and for the 1994 period totaled $367,122 and $306,520, respectively. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and changes in the Fund's available cash balances.

Item 8.       Financial Statements and Supplementary Data.


                            THE MICROCAP FUND, INC.
                                     INDEX


Independent Auditors' Report

Statements  of Assets and  Liabilities  as of February 28, 1995 and February 28,
1994

Schedules of Portfolio Investments as of February 28, 1995 and February 28, 1994

Statements of Operations for the year ended February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994

Statements of Changes in Net Assets for the year ended February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994

Statements of Cash Flows for the year ended February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994

Notes to Financial Statements

Note - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT




The MicroCap Fund, Inc.

We have audited the accompanying statements of assets and liabilities of The MicroCap Fund, Inc. (the "Fund") including the schedules of portfolio investments as of February 28, 1995 and 1994, and the related statements of operations, changes in net assets and cash flows for the year ended February 28, 1995 and for the period March 19, 1993 (commencement of operations) to February 28, 1994. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at February 28, 1995 by correspondence with the custodian; where confirmation was not possible, we satisfied ourselves by other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Fund at February 28, 1995 and 1994 and the results of its operations, changes in its net assets and its cash flows for the year ended February 28, 1995 and the period March 19, 1993 (commencement of operations) to February 28, 1994 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $8,371,350 and $9,809,475 at February 28, 1995 and 1994, respectively, representing 47% and 56% of net assets, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.




Deloitte & Touche LLP

New York, New York
May 12, 1995

THE MICROCAP FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES
FEBRUARY 28,


                                                                                                 1995                1994
                                                                                                 ----                ----

ASSETS

Portfolio investments at fair value (cost $8,335,962 at
    February 28, 1995 and $12,158,598 at February 28, 1994) - Note 2                        $     8,371,350    $     11,645,538
Cash and cash equivalents                                                                         9,033,750           4,475,544
Receivable (net of unamortized discount of $0 at February 28, 1995
    and $45,088 at February 28, 1994) - Note 6                                                      100,000             954,912
Deposit in escrow                                                                                         -             255,000
Accrued interest receivable                                                                         422,938             237,111
Deferred  organizational  costs (net of accumulated  amortization  of $76,885 at
    February 28, 1995 and $37,513 at February 28, 1994)
    - Note 2                                                                                        119,980             159,352
Other assets                                                                                          6,422              11,711
                                                                                                      -----              ------
    Total assets                                                                                 18,054,440          17,739,168
                                                                                                 ----------          ----------

LIABILITIES

Deferred interest income                                                                             53,350                   -
Payable for securities purchased                                                                          -              48,750
Accounts payable and accrued expenses                                                               141,965              38,431
Due to Administrator - Note 4                                                                       144,052             103,765
                                                                                                    -------             -------
    Total liabilities                                                                               339,367             190,946
                                                                                                    -------             -------

NET ASSETS

Preferred Stock, par value $.01; 2,000,000 shares authorized;
    no shares issued or outstanding - Note 8                                                              -                   -
Common Stock, par value $.01; 10,000,000 shares
    authorized; 2,204,000 shares issued and outstanding                                              22,040              22,040
Additional paid-in-capital                                                                       19,541,193          19,541,193
Net unrealized appreciation (depreciation) of portfolio investments                                  35,388            (513,060)
Undistributed (distribution in excess of) net investment income                                     (95,219)             55,079
Accumulated net realized loss from portfolio investments                                         (1,788,329)         (1,557,030)
                                                                                                 ----------          ----------

Net Assets                                                                                  $    17,715,073    $     17,548,222
                                                                                            =    ==========    =     ==========

Net assets per share of common stock                                                               $   8.04            $  7.96
                                                                                                   =   ====            =  ====


See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS
FEBRUARY 28, 1995

                                                                                                                            % of
Issuer / Position                                                                   Cost             Fair Value       Net Assets(1)

Publicly-Held Securities:

Alamar Biosciences, Inc.(A)
150,000 shares of Common Stock                                                  $     287,456       $      151,875
Warrants to purchase 250,000 shares of Common Stock
    at $5.00 per share, expiring 10/14/97                                              20,906               62,500
                                                                                       ------               ------
                                                                                      308,362              214,375       1.21%
                                                                                      -------              -------

Silverado Foods, Inc.*(B)
337,500 shares of Common Stock                                                        150,000              759,375       4.29%
                                                                                      -------              -------

Privately-Held Securities:

Bennett Environmental Inc.
Warrants to purchase 900,000 shares of Common Stock
    at $.79 per share, expiring 9/1/98                                                    900                  900
      Bennett Environmental U.S., Inc.
      8% Secured Promissory Note due 9/14/95                                        1,200,000              720,000
                                                                                    ---------              -------
                                                                                    1,200,900              720,900       4.07%
                                                                                    ---------              -------

International Communication Technologies, Inc.
9% Convertible Promissory Note due 6/30/96                                            150,000              150,000     .85%
                                                                                      -------              -------

Oh-La-La! Inc.(C)
9% Convertible Senior Note due 6/30/95                                                140,000              140,000
9% Convertible Senior Note due 11/30/95                                               100,000              100,000
                                                                                      -------              -------
                                                                                      240,000              240,000       1.35%
                                                                                      -------              -------

Optiva Corporation
150,000 shares of Common Stock                                                        487,500              487,500       2.75%
                                                                                      -------              -------

Radiator King International, Inc.
9% Promissory Notes                                                                    60,000               60,000     .34%
                                                                                       ------               ------

Regency Holdings (Cayman), Inc.*(D)
18% Promissory Note due 4/24/95                                                     1,940,000            1,940,000
Warrant to purchase 211,200 shares of Common Stock
    at $9.00 per share, expiring 7/20/98                                                    0                    0
                                                                                            -                    -
                                                                                    1,940,000            1,940,000      10.95%
                                                                                    ---------            ---------

Shells Seafood Restaurants, Inc.*
9% Senior Secured Note due 10/30/95                                                 1,310,000            1,310,000
300,000 shares of Common Stock                                                         90,000               90,000
Secured note at prime plus 2% due 10/30/95                                            500,000              500,000
Warrant to purchase 10,000 shares of Preferred Stock
    at $25 per share, expiring 12/31/99                                                     0                    0
                                                                                            -                    -
                                                                                    1,900,000            1,900,000      10.73%
                                                                                    ---------            ---------

SR Communications Corp.*(E)
250,000 shares of Preferred Stock                                                     247,500              247,500
250,000 shares of Common Stock                                                          2,500                2,500
                                                                                        -----                -----
                                                                                      250,000              250,000       1.41%
                                                                                      -------              -------

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
FEBRUARY 28, 1995

                                                                                                                            % of
Issuer / Position                                                                   Cost             Fair Value       Net Assets(1)

Weir-Jones Marketing, Inc.
9% Convertible Subordinated Note due 1/28/96                                    $     950,000       $      950,000       5.36%
                                                                                -     -------       -      -------

YES! Entertainment Corporation
608,696 shares of Preferred Stock                                                     699,200              699,200
Warrant to purchase 116,667 shares of Preferred Stock
    at $1.50 per share, expiring 7/16/98                                                    0                    0
                                                                                            -                    -
                                                                                      699,200              699,200       3.95%
                                                                                      -------              -------     ------

Total Portfolio Investments(F)                                                  $   8,335,962       $    8,371,350      47.26%
                                                                                =   =========       =    =========      =====



* May be deemed an "affiliated person" of the Fund as such term is defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

(A) During May and June 1994, the Fund sold 100,000 shares of Alamar Biosciences, Inc. for $210,625, realizing a gain of $18,987.

(B) On August 4, 1994, Silverado Foods, Inc. completed its initial public offering. In connection with the offering, the Fund converted subordinated notes totaling $150,000 into 337,500 common shares of Silverado. Additionally, in August 1994, the Fund received repayment for $1.35 million of senior notes due from Silverado with accrued interest thereon.

(C) During fiscal 1995, Oh-La-La! Inc. filed for Chapter 11 bankruptcy protection. The assets of Oh-La-La! are being liquidated through court proceedings. The Fund currently expects to receive cash and/or equity securities of a public company at the conclusion of these proceedings.

(D) In January 1995, under the terms of the note agreement, the maturity date of the Fund's promissory note due from Regency Holdings (Cayman), Inc. was extended to April 24, 1995. In consideration for such extension, the Fund's warrant to purchase common stock was adjusted, increasing the number of shares from 120,000 to 211,200. In March 1995, the Fund agreed to extend the maturity date of its promissory note due from Regency, contingent upon certain future events, to July 19, 1995. In consideration for such extension, the terms of the Fund's warrant to purchase common shares of Regency was adjusted, increasing the number of shares from 211,200 to 291,456 and reducing the exercise price from $9.00 per share to $6.75 per share.

(E) Subsequent to the end of fiscal 1995, on March 23, 1995, the Fund sold its investment in SR Communications Corp. ("SRC") for $200,000 in cash and a $40,000 non-interest bearing promissory note from SRC payable on March 24, 1996.

(F) During 1994, the Fund liquidated its $1,370,000 investment in Loronix Information Systems, Inc. for $1,628,400, realizing a gain of $258,400. Also during fiscal 1995, the Fund sold common stock of certain other publicly-held securities for $3,207,485, realizing a loss of $438,536 and sold its investment in EMARC, Inc. for an amount equal to the original cost of $1,500,000 plus accrued interest on the debt portion of the investment.

See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS
FEBRUARY 28, 1994

                                                                                                                            % of
Issuer / Position                                                                   Cost             Fair Value       Net Assets(1)

Publicly-Held Securities:

Aaon Inc.
17,500 shares of Common Stock                                                 $       162,500      $       207,813       1.18%

Alamar Biosciences, Inc.
250,000 shares of Common Stock                                                        479,094              421,875
Warrants to purchase 250,000 shares of Common Stock
    at $5.00, expiring 10/14/97                                                        20,906               75,000
                                                                                       ------               ------
                                                                                      500,000              496,875       2.83%
                                                                                      -------              -------

Lottery Enterprises, Inc.
20,000 shares of Common Stock                                                         265,000              220,000       1.25%

Lumex Inc.
5,000 shares of Common Stock                                                           52,810               63,125     .36%

Mountasia Entertainment International, Inc.
35,000 shares of Common Stock                                                         367,500              358,750       2.03%

National Vision Associates, Ltd.
20,000 shares of Common Stock                                                         201,875              105,000     .60%

Primadonna Resorts, Inc.
5,000 shares of Common Stock                                                          139,375              127,500     .73%

Rio Hotel and Casino, Inc.
5,000 shares of Common Stock                                                           80,625               85,625     .49%

Spiezman Industries, Inc.
21,000 shares of Common Stock                                                         310,313              288,750       1.65%

Syncor International Corp.
9,000 shares of Common Stock                                                          189,000              195,750       1.12%

Transmedia Network, Inc.
10,000 shares of Common Stock                                                          97,000              183,750       1.05%

Privately-Held Securities:

Bennett Environmental Inc.
Warrants to purchase 900,000 shares of Common Stock
    at $.79, expiring 9/1/98                                                              900                  900
      Bennett Environmental U.S., Inc.
      8% Secured Promissory Note due 9/14/95                                        1,200,000              720,000
                                                                                    ---------              -------
                                                                                    1,200,900              720,900       4.11%
                                                                                    ---------              -------

EMARC, Inc.*
9% Promissory Note due 12/7/94                                                        900,000              900,000
312,500 shares of Common Stock                                                        600,000              600,000
                                                                                      -------              -------
                                                                                    1,500,000            1,500,000       8.55%
                                                                                    ---------            ---------

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
FEBRUARY 28, 1994

                                                                                                                            % of
Issuer / Position                                                                   Cost             Fair Value       Net Assets(1)

International Communication Technologies, Inc.
9% Convertible Promissory Note due 6/30/96                                    $       150,000      $       150,000     .85%
                                                                              -       -------      -       -------

Loronix Information Systems, Inc.
10% Promissory Note due 6/28/95                                                     1,370,000            1,370,000
Warrants to purchase 235,000 shares of Common Stock
    at $1.95, expiring 6/28/97                                                              0                    0
                                                                                            -                    -
                                                                                    1,370,000            1,370,000       7.81%
                                                                                    ---------            ---------

Oh-La-La! Inc.
9% Convertible Senior Note due 6/30/95                                                140,000              140,000
9% Convertible Senior Note due 11/30/95                                               100,000              100,000
                                                                                      -------              -------
                                                                                      240,000              240,000       1.37%
                                                                                      -------              -------

Optiva Corporation
150,000 shares of Common Stock                                                        487,500              487,500       2.78%
                                                                                      -------              -------

Radiator King International, Inc.
9% Promissory Note due 4/27/94                                                         45,000               45,000     .26%
                                                                                       ------               ------

Shells Seafood Restaurants, Inc.*
9% Senior Secured Note due 10/30/95                                                 1,310,000            1,310,000
300,000 shares of Common Stock                                                         90,000               90,000
                                                                                       ------               ------
                                                                                    1,400,000            1,400,000       7.98%
                                                                                    ---------            ---------

Silverado Foods, Inc.*
9% Senior Notes due 5/4/96                                                          1,350,000            1,350,000
9% Convertible Subordinated Notes due 5/4/96                                          150,000              150,000
                                                                                      -------              -------
                                                                                    1,500,000            1,500,000       8.55%
                                                                                    ---------            ---------

SR Communications Corp.*
250,000 shares of Preferred Stock                                                     247,500              247,500
250,000 shares of Common Stock                                                          2,500                2,500
                                                                                        -----                -----
                                                                                      250,000              250,000       1.42%
                                                                                      -------              -------

Weir-Jones Marketing, Inc.
9% Convertible Subordinated Note due 1/28/96                                          950,000              950,000       5.41%
                                                                                      -------              -------

YES! Entertainment Corporation
608,696 shares of Preferred Stock                                                     699,200              699,200
Warrants to purchase 116,667 shares of Preferred Stock
    at $1.50, expiring 7/16/98                                                              0                    0
                                                                                            -                    -
                                                                                      699,200              699,200       3.98%
                                                                                      -------              -------      ------

Total Portfolio Investments                                                   $    12,158,598      $    11,645,538      66.36%
                                                                              =    ==========      =    ==========      ======


* May be deemed an affiliated person of the Fund as such term is defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS


                                                                                                              Period From
                                                                                                            March 19, 1993
                                                                                    Fiscal                   (Commencement
                                                                                  Year Ended               of Operations) to
                                                                               February 28, 1995           February 28, 1994
                                                                               -----------------           -----------------

INVESTMENT INCOME AND EXPENSES

Income:
    Interest from repurchase agreements                                          $     367,122             $       306,520
    Interest and dividends from portfolio investments                                  686,845                     354,470
                                                                                       -------                     -------
    Total investment income                                                          1,053,967                     660,990
                                                                                     ---------                     -------

Expenses:
    Administrative fee - Note 4                                                        181,052                     181,816
    Professional fees                                                                  251,826                     118,835
    Salary expense - Note 4                                                            177,273                     166,442
    Consulting fees                                                                     28,000                       6,113
    Amortization of deferred organizational costs - Note 2                              39,372                      37,513
    Transfer agent and custodian fees                                                   13,927                      14,147
    Directors' fees and expenses - Note 5                                               26,032                      13,531
    Other operating expenses                                                           116,133                      67,514
                                                                                       -------                      ------
    Total expenses                                                                     833,615                     605,911
                                                                                       -------                     -------

NET INVESTMENT INCOME                                                                  220,352                      55,079
                                                                                       -------                      ------

NET REALIZED AND UNREALIZED GAIN (LOSS)
    FROM PORTFOLIO INVESTMENTS

      Net realized loss from portfolio investments                                    (161,149)                 (1,557,030)
      Change in net unrealized appreciation or depreciation
         of investments                                                                548,448                    (513,060)
                                                                                       -------                    --------
      Net realized and unrealized gain (loss) from portfolio
         investments                                                                   387,299                  (2,070,090)
                                                                                       -------                  ----------

NET INCREASE (DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS                                                    $     607,651             $    (2,015,011)
                                                                                 =     =======             =    ==========

Per Share Net Increase (Decrease) in Net Assets Resulting
    from Operations                                                                    $.28                         $(.91)
                                                                                       ====                         =====


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS


                                                                                                              Period From
                                                                                                            March 19, 1993
                                                                                    Fiscal                   (Commencement
                                                                                  Year Ended               of Operations) to
                                                                               February 28, 1995           February 28, 1994
                                                                               -----------------           -----------------

Change in net assets resulting from operations:

Net investment income                                                           $       220,352             $        55,079
Net realized loss from portfolio investments                                           (161,149)                 (1,557,030)
Change in net unrealized appreciation or depreciation
    of portfolio investments                                                            548,448                    (513,060)
                                                                                        -------                    --------
Net increase (decrease) in net assets resulting from operations                         607,651                  (2,015,011)
                                                                                        -------                  ----------

Change in net assets from distributions:

Distribution from net realized gains                                                    (70,150)                          -
Distribution from net investment income                                                (275,431)                          -
Distribution in excess of net investment income                                         (95,219)                          -
                                                                                        -------                           -
Decrease in net assets from distributions                                              (440,800)                          -
                                                                                       --------                           -

Change in net assets from capital stock transactions:

Gross proceeds from the sale of common stock                                                  -                  21,940,000
Less:
    Selling commissions                                                                       -                  (1,535,800)
    Expense allowance                                                                         -                    (548,500)
    Offering expenses                                                                         -                    (392,467)
                                                                                              -                    --------
Net increase in net assets from capital stock transactions                                    -                  19,463,233
                                                                                              -                  ----------

Total increase in net assets for the period                                             166,851                  17,448,222

Net assets at beginning of period                                                    17,548,222                     100,000
                                                                                     ----------                     -------

NET ASSETS AT END OF PERIOD                                                     $    17,715,073             $    17,548,222
                                                                                =    ==========             =    ==========


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CASH FLOWS


                                                                                                              Period From
                                                                                                            March 19, 1993
                                                                                    Fiscal                   (Commencement
                                                                                  Year Ended               of Operations) to
                                                                               February 28, 1995           February 28, 1994
                                                                               -----------------           -----------------

CASH FLOWS PROVIDED FROM (USED FOR)
    OPERATING ACTIVITIES

Net investment income                                                           $      220,352             $        55,079
Adjustments to reconcile net investment income to cash
    provided from (used for) operating activities:
Amortization of discount on accounts receivable                                              -                      (3,006)
Amortization of deferred organizational costs                                           39,372                      37,513
Increase in payables and other liabilities                                             197,171                     142,196
Increase in receivables and other assets                                              (180,538)                   (248,822)
                                                                                      --------                    --------
Cash flows provided from (used for) operating activities                               276,357                     (17,040)
                                                                                       -------                     -------

CASH FLOWS PROVIDED FROM (USED FOR)
    INVESTING ACTIVITIES

Purchase of portfolio investments                                                   (4,283,773)                (16,642,770)
Net proceeds from the sale of portfolio investments                                  5,131,422                   2,023,986
Repayment of notes                                                                   3,620,000                           -
Deposit released from (placed in) escrow                                               255,000                    (255,000)
                                                                                       -------                    --------
Cash flows provided from (used for) investing activities                             4,722,649                 (14,873,784)
                                                                                     ---------                 -----------

CASH FLOWS PROVIDED FROM (USED FOR)
    FINANCING ACTIVITIES

Cash distribution to shareholders                                                     (440,800)                          -
Gross proceeds from the sale of common stock                                                 -                  21,940,000
Cost of selling common stock:
    Selling commissions                                                                      -                  (1,535,800)
    Expense allowance                                                                        -                    (548,500)
    Offering expenses                                                                        -                    (392,467)
    Organizational expenses                                                                  -                    (196,865)
                                                                                             -                    --------
Cash flows provided from (used for) financing activities                              (440,800)                 19,266,368
                                                                                      --------                  ----------

Increase in cash and cash equivalents                                                4,558,206                   4,375,544
Cash and cash equivalents at beginning of period                                     4,475,544                     100,000
                                                                                     ---------                     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    9,033,750             $     4,475,544
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

2.     Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Fund's Board of Directors. Unrestricted portfolio securities that are listed on a securities exchange or quoted on the NASDAQ National Market System are valued at the closing public market price on the last day of the fiscal quarter. Restricted securities that are listed on a securities exchange or quoted on the NASDAQ National Market System are discounted from the public market price by a factor typically ranging from 10% to 40%. Factors considered in the determination of an appropriate discount include: underwriter lock-up, sales restrictions on securities held where the Fund may be deemed an affiliate by having a representative on the Board of Directors or by virtue of being a greater than 10% shareholder, and other liquidity factors such as the size of the Fund's position in a given portfolio company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation, including adjustments to reflect meaningful third-party transactions in the private market.

Investment Transactions - Investment transactions are recorded on the trade date, which is the date the Fund obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. The Fund records all other transactions on the accrual method.

Income Taxes - The Fund qualifies and intends to remain qualified as a regulated investment company under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and as such will not be subject to federal income tax on taxable income which is distributed in accordance with the provisions of the Code. Therefore, no provision for federal income taxes is required.

Cash and Cash Equivalents - The Fund invests its available cash in overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Securities received as collateral subject to repurchase agreements are deposited with the Fund's custodian and, pursuant to the terms of the repurchase agreement, must have an aggregate market value of no less than 102% of the purchase price plus accrued interest, at all times. The Fund's custodian monitors the market value of the underlying securities to ensure the existence of the proper level of collateral. Such investments are considered to be cash equivalents for the statement of cash flows.

Organizational Costs - Organizational costs of $196,865 are being amortized over a sixty-month period beginning March 19, 1993.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS - continued


3.     Employee Profit Sharing Plan

The Fund has an employee profit sharing plan that provides for payment of a performance fee to certain officers of the Fund. The fee is equal to 20% of interest, dividends and realized capital gains from portfolio investments less realized capital losses and net unrealized capital depreciation. Such fee is calculated from the end of the fiscal year for which fees were last paid. No performance fees have been paid from inception of the Fund to February 28, 1995.

4.     Related Party Transactions

On  March  2,  1993,  Commonwealth   Associates  Asset  Management,   Inc.  (the
"Administrator") purchased 10,000 shares of the Fund's common stock for $100,000, or $10.00 per share. The Administrator is responsible for the management and administrative services necessary for the operation of the Fund and receives an administrative fee at an annual rate of 1% of the Fund's net assets. Such fee is determined and payable quarterly.

Certain officers and employees of the Fund are also officers or employees of the Administrator and/or Commonwealth Associates, an affiliate of the Administrator. In order to facilitate the payroll process, Commonwealth Associates pays the salaries of the Fund's officers and employees. The Fund reimburses the Administrator for allocated salary amounts.

In connection with the closing of the Fund's public offering of common stock held in March and April 1993, the Fund paid Commonwealth Associates selling commissions totaling $1,535,800 and an expense allowance totaling $548,500.

Since its inception, the Fund has participated in private placement transactions of certain portfolio companies in which Commonwealth Associates acted as placement agent on behalf of such portfolio companies. From inception of the Fund to February 28, 1995, Commonwealth Associates received compensation as placement agent with respect to the Fund's participation in such transactions, as detailed below:

                                                                                       Warrants and
Portfolio Company                                           Cash                 Exercise Price Per Share
- -----------------                                           ----                 ------------------------
Alamar Biosciences, Inc.                                $      25,000                             -
Bennett Environmental, Inc.                             $     144,000                 50,000 / $.79
Computer Integration Corporation                        $     134,000                             -
Oh-La-La! Inc.                                                      -                233,172 / $.15
Regency Holdings (Cayman), Inc.                         $      60,000                             -
Silverado Foods, Inc.                                   $     195,000                 12,874 / $.97
The Complete Systems Corporation                        $      58,500                             -
Weir-Jones Marketing, Inc.                              $      61,750                             -

In certain of these transactions, the portfolio company reimbursed Commonwealth Associates for legal fees and other expenses incurred in connection with its role as placement agent.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS - continued


In connection with the initial public offering of Loronix Information Systems, Inc. completed in September 1994, the Fund sold 47,852 common shares of Loronix for net proceeds of $258,400. In connection with such sale, Commonwealth Associates, underwriter of the Loronix initial public offering, received underwriting discounts and commissions from the Fund totaling $28,711 under the same terms and conditions as Loronix and other selling shareholders.

For the fiscal year ended February 28, 1995 and for the period from March 19, 1993 to February 28, 1994, Commonwealth Associates acted as broker on behalf of the Fund with respect to certain public security transactions and received aggregate commissions from the Fund for such services totaling $20,870 and $3,000, respectively.

5.     Directors' Fees

As compensation for serving on the Board of Directors, each of the three independent directors receives a fee of $2,500 for each Board of Directors meeting attended plus out-of-pocket-expenses related to attendance at the meetings.

6.     Receivable

In February 1994, the Fund's $1,200,000 promissory note due from Computer Integration Corporation was canceled in exchange for $1,000,000 in cash, payable in 11 installments. As of February 28, 1995, the Fund had received ten installment payments totaling $900,000. Subsequent to the end of the fiscal year, the Fund received the final payment of $100,000 from the company.

7.     Cash Distribution

On November 7, 1994, the Fund's Board of Directors declared a cash distribution to shareholders totaling $440,800, or $0.20 per share of common stock. The distribution was paid on December 12, 1994 to shareholders of record on November 30, 1994.

The treatment for financial statement purposes of distributions made during the year from net investment income or net realized gains may differ from their ultimate treatment for federal income tax purposes. These differences are caused primarily by differences in the timing of the recognition of certain components of income, expense and capital gain for federal income tax purposes. Where such differences are permanent in nature, they are reclassified in the components of net assets based on their ultimate characterization for federal income tax purposes. Any such reclassifications will have no effect on the Fund's net assets, results of operations or net asset value per share.

8.     Preferred Stock Dividend

On February 28, 1995, the Fund declared a stock dividend, payable on March 20, 1995 to shareholders of record on March 13, 1995 in shares of preferred stock at the rate of .2 shares of preferred stock for each share of common stock. The preferred stock is convertible into shares of the Fund's common stock at any time until February 27, 1998. Each share of preferred stock is convertible into
(i) 1.05 shares of common stock from the date of issuance through February 28, 1996, (ii) 1.25 shares of common stock from March 1, 1996

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS - continued


through February 28, 1997 and (iii) 1.33 shares of common stock from March 1, 1997 through February 27, 1998. The preferred stock will automatically convert into common stock on the earlier of (i) a sale, transfer or other distribution of the shares of common stock upon which the dividend has been paid or (ii) February 27, 1998. The preferred stock is non-transferable.

9.     Common Stock Repurchase Program

On February 28, 1995, the Board of Directors approved the repurchase of up to an aggregate amount of $500,000 of the Fund's common stock. In April 1995, the Board of Director's increased the amount authorized for the repurchase of the Fund's common stock to an aggregate amount of $1 million. As of May 12, 1995, the Fund had repurchased 36,500 shares of its common stock for $156,000.

Item 9.       Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.      Directors and Executive Officers.

Set forth below are names, ages, positions and certain other information concerning the current directors and executive officers of the Fund as of May 12, 1995.

         Name                              Age                             Position
    Michael S. Falk*                        33                Chairman of the Board of Directors
    Kamal Mustafa*                          46                President, Chief Executive Officer, Portfolio Manager
                                                                  and Director
    Kerry Dukes                             33                Managing Director
    Mark T. Behrman                         32                Chief Financial Officer and Treasurer
    James E. Brands                         57                Director
    Leonard J. De Roma                      42                Director
    Jeffrey Lewis                           55                Director


* Indicates "interested person" of the Fund within the meaning of the Investment Company Act of 1940.

Michael S. Falk has been Chairman of the Board of Directors of the Fund since its inception. Since June 1988, Mr. Falk has been President and since January 1994, Mr. Falk has also been Chief Executive Officer and Chairman of the Board of Commonwealth Associates, an investment banking firm, which is an affiliate of Commonwealth Associates Asset Management, Inc. (the "Administrator"), the Fund's administrator. Mr. Falk also serves as President of the Administrator. In addition, since June 1988, Mr. Falk has been President and Chairman of the Board of Commonwealth Associates Management Company, Inc. (formerly JMJ Management Company Inc.), the general partner of Commonwealth Associates.

Kamal Mustafa has been President, Chief Executive Officer, Portfolio Manager and a Director of the Fund since April 1994 and was Managing Director of the Fund from inception to August 1993. In addition, Mr. Mustafa has been Chief Executive Officer and Managing Director of Hamilton Capital Partners, a private investment consulting firm, since its formation in October 1991. From March 1988 to October 1991, Mr. Mustafa was a Managing Director and Executive Vice President of KSP, a leverage buyout fund and also a Managing Director of Kluge and Company, responsible for the origination and financing of acquisitions. From 1986 to March 1988, Mr. Mustafa was a Managing Director of Mergers and Acquisitions and a Managing Director of Merchant Banking at Paine Webber, Inc. Mr. Mustafa is currently a member of the Board of Directors of Shells Seafood Restaurants, Inc., Silverado Foods, Inc., and Regency Holdings (Cayman), Inc.

Kerry Dukes has been Managing Director and Secretary of the Fund since October 1994. Since 1988, Mr. Dukes has been the Chief Operating Officer of Commonwealth Associates, where he is responsible for the management and supervision of the firm's daily activities. From August 1987 to May 1988, Mr. Dukes served as head of operations for Beuret & Company. From June 1984 to August 1987, Mr. Dukes was employed by Shearson Lehman Brothers.

Mark T. Behrman has been Chief Financial Officer and Treasurer of the Fund since inception. Mr. Behrman has been Chief Financial Officer and Treasurer of the Administrator since its inception in January 1993. Since May 1994, Mr. Behrman has been Vice President - Corporate Finance and, from May 1992 to April 1994, Mr. Behrman was Chief Financial Officer of Commonwealth Associates. From January 1990 to November 1991, Mr. Behrman served as controller of Fundamental Brokers, Inc., a broker dealer. From March 1987 to January 1990, Mr. Behrman was employed as an accounting supervisor at Drexel Burnham Lambert, Inc.

James E. Brands has been a director of the Fund since October 1993. Since 1982, Mr. Brands has been a principal of Brands & Co., a financial consulting business. From 1985 to 1995, Mr. Brands was an executive Vice President of RPS Investors, Inc., a private investment company. From 1982 to 1995, Mr. Brands was Vice Chairman and Chief Financial Officer of Scherer Healthcare, Inc., a public company engaged in the provision of medical services. Mr. Brands was Chairman of the Board of Directors from April 1993, and Chief Executive Officer from April 1994 of Marquest Medical Products, Inc. until February 1995.

Leonard J. DeRoma has been a director of the Fund since October 1994. Mr. DeRoma has been Managing Director of Barclays deZoete Wedd Securities, Inc. since June 1988. From June 1987 to June 1988, Mr. DeRoma was Senior Vice President of Dean Witter Reynolds, Inc.

Jeffrey Lewis has been a director of the Fund since August 1993. Since 1968, Mr. Lewis has been President and Chief Executive Officer of J.B. Lewis Associates, Inc., a development and real estate company. Mr. Lewis also serves as Chairman of the Board and Chief Executive Officer of Food Integrated Technology, Inc.

The directors of the Fund will serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified. The officers of the Fund will hold office until the next annual meeting of the Board of Directors of the Fund and until their successors are elected and qualified.

Item 11.      Executive Compensation.

At February 28, 1995, the Fund had two full-time employees. Additionally, certain officers and employees of the Fund are also officers or employees of the Administrator and/or Commonwealth Associates. In order to facilitate the payroll process, an affiliate of the Administrator pays the salaries of the Fund's employees and the Fund reimburses the Administrator for allocated salary amounts. Kamal Mustafa, President, Chief Executive Officer and Portfolio Manager, received compensation of $54,000 during the fiscal year ended February 28, 1995. No individual executive officer or employee of the Fund received allocated salary amounts from the Fund in excess of $100,000. In addition, the Fund has implemented an employee profit sharing plan which provides for payment of a performance fee in an amount equal to 20% of investment income plus realized capital gains in each fiscal year, computed from the end of the last fiscal year in respect of which performance fees were paid, net of all realized capital losses, and net unrealized capital depreciation. No performance fees have been paid from the Fund's inception to February 28, 1995.

The Fund and Kamal Mustafa entered into an employment agreement, effective April 1, 1994, pursuant to which Mr. Mustafa serves as the Fund's President, Chief Executive Officer and Portfolio Manager for a five-year period for an annual salary of $50,000, subject to a mandatory cost of living increase, and further increases at the discretion of the Fund's Board of Directors. The employment agreement was amended in November 1994 to increase Mr. Mustafa's annual salary to $100,000 as of November 1, 1994. In addition, during the term of the employment agreement, Mr. Mustafa is entitled to receive a performance fee equal to the sum of (i) 10% of all amounts eligible to be distributed under the Fund's employment profit sharing plan (the "Plan") which are attributable to investments made by the Fund prior to April 1, 1994 (excluding (x) such investments which result in losses during a given year and (y) the Fund's investments set forth in paragraph (iii) of this sentence), but not less than zero, plus (ii) 30% of all amounts eligible to be distributed under the Plan which are attributable to investments made by the Fund during the employment period (including additional investments in a company) plus (iii) 30% of all amounts eligible to be distributed under the Plan which are attributable to investments made by the Fund prior to April 1, 1994 which are renegotiated or restructured by Mr. Mustafa; provided, however, that Mr. Mustafa shall not receive an amount greater than 30% of all amounts eligible to be distributed under the Plan. In the event Mr. Mustafa's employment under the employment agreement terminates for any reason, including, without limitation, termination of the period of the employment agreement, but excluding the termination of Mr. Mustafa's employment for cause, the Fund shall pay to Mr. Mustafa or his legal representative the foregoing amounts whether Plan Income as to which such amounts relate were earned during the period of the employment agreement or thereafter; provided, however, that the amount so payable to Mr. Mustafa in any given year shall not exceed 30% of all amounts eligible to be distributed under the Plan. Any amount payable to Mr. Mustafa pursuant to the foregoing provisions for any given year but not so paid in such year shall be paid to Mr. Mustafa in the next subsequent year in which such amount is eligible to be paid pursuant to the provisions of the 1940 Act.

Non-management directors receive a fee of $2,500 for each Board of Directors meeting attended plus out-of-pocket expenses for each meeting attended. For the fiscal year ended February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994, the independent directors of the Fund received compensation plus out-of-pocket expenses totaling $26,032 and $13,531, respectively.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

The following table sets forth information as of May 12, 1995, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock by (i) each person known by the Fund to be the owner of more than 5% of the outstanding shares of common stock, (ii) each of the directors, (iii) the Chief Executive Officer and (iv) all officers and directors of the Fund as a group.

                                                                  Amount and Nature
Name of                                                             of Beneficial                      Percentage of
Beneficial Owner (1)                                                  Ownership                     Outstanding Shares

Michael S. Falk                                                        25,500                              1.2%
Kamal Mustafa 15,000                                                        *
Leonard DeRoma                                                          5,000                                *
James E. Brands                                                         5,000                                *
Jeffrey Lewis 3,500                                                         *
Kerry Dukes   2,000                                                         *
All officers and directors as a group (7 persons)                      56,000                              2.5%

*      Less than 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised.

Item 13.      Certain Relationships and Related Transactions.

The  description  of the  administrative  fee set forth under the  caption  "the
Administration   Agreement"  on  page  20  of  the  Registration   Statement  is
incorporated herein by reference.

Since its inception, the Fund has completed investments in certain portfolio companies in which Commonwealth Associates acted as placement agent on behalf of the portfolio companies. During the year ended February 28, 1995, Commonwealth Associates received a placement fee of $60,000 from Regency Holdings (Cayman), Inc. relating to the Fund's $1,940,000 investment in Regency.

With respect to certain public security transactions, Commonwealth Associates has acted as the broker on behalf of the Fund and receives a commission for such services. For the year ended February 28, 1995 Commonwealth Associates received an aggregate of $20,870 for such services.

Certain of the Fund's officers and employees are also officers or employees of Commonwealth Associates, the Administrator and/or an affiliate of Commonwealth Associates. Michael S. Falk, Chairman of the Board of Directors of the Fund, is President of the Administrator and President of Commonwealth Associates Management Company, Inc. ("CAMI"), the general partner of Commonwealth Associates, and President of Commonwealth Associates. Mark T. Behrman, Chief Financial Officer and Treasurer of the Fund, is Chief Financial Officer of Commonwealth Associates and CAMI, and Chief Financial Officer and Treasurer of the Administrator.

In connection with the initial public offering of Loronix Information Systems, Inc. completed in September 1994, the Fund sold 47,852 common shares of Loronix for net proceeds of $258,400. In connection with such sale, Commonwealth Associates, underwriter of the Loronix initial public offering, received underwriting discounts and commissions from the Fund totaling $28,711 under the same terms and conditions as Loronix and other selling shareholders.

                                    PART IV


Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)    1.     Financial Statements

              Independent Auditors' Report

               Statements of Assets and Liabilities as of February 28, 1995 and 1994

               Schedules  of Portfolio  Investments  as of February 28, 1995 and
               1994

               Statements of Operations for the year ended February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994

               Statements of Changes in Net Assets for the year ended February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994

               Statements of Cash Flows for the year ended February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994

              Notes to Financial Statements

       2.     Exhibits.

              (3)   (a)   Certificate of Incorporation of the Fund (1)

              (3)   (b)   Bylaws of the Fund (1)

              (10)  (a)   Administrative Agreement (1)

              (10)  (b)   Profit Sharing Plan (1)

               (13) (a) Page 13 of the  quarterly  report  on Form  10-Q for the quarter ended May 31, 1994.

               (13) (b) Page 13 of the  quarterly  report  on Form  10-Q for the quarter ended August 31, 1994.

              (27)  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the last quarter of the period for which this report is filed.

- -----------------------

(1) Incorporated by reference to the Fund's Form N-2, as amended, filed January 29, 1993.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              THE MICROCAP FUND, INC.


              /s/     Michael S. Falk
              Michael S. Falk
              Chairman of the Board of Directors


              /s/     Kamal Mustafa
              Kamal Mustafa
              President, Chief Executive Officer and Director
              (Principal Executive Officer)


              /s/     Mark T. Behrman
              Mark T. Behrman
              Chief Financial Officer and Treasurer
              (Principal Financial and Accounting Officer)


              /s/     James E. Brands
              James E. Brands
              Director


              /s/     Jeffrey Lewis
              Jeffrey Lewis
              Director


              /s/     Leonard J. DeRoma
              Leonard J. DeRoma
              Director



Date:         May 25, 1995