Form 10-Q
period 1995-05-31
MICROCAP FUND INC
filed 1995-07-17
CIK 896717

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                            THE MICROCAP FUND, INC.

                                     INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets and Liabilities as of May 31, 1995 (Unaudited) and February 28, 1995

Schedule of Portfolio Investments as of May 31, 1995 (Unaudited)

Statements of Operations for the Three Months Ended May 31, 1995 and 1994 (Unaudited)

Statements of Changes in Net Assets for the Three Months ended May 31, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Three Months ended May 31, 1995 and 1994 (Unaudited)

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

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

THE MICROCAP FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES

                                                                                          May 31, 1995          February 28,
                                                                                           (Unaudited)              1995
ASSETS

Portfolio investments at fair value (cost $10,675,962 at
   May 31, 1995 and $8,335,962 at February 28, 1995)                                    $     11,078,725      $      8,371,350
Cash and cash equivalents                                                                      6,293,856             9,033,750
Receivable (net of unamortized discount of $3,000 at
   May 31, 1995 and $0 at February 28, 1995) - Note 2                                             37,000               100,000
Accrued interest receivable                                                                      383,276               422,938
Deferred organizational costs (net of accumulated amortization of
   $86,728 at May 31, 1995 and $76,885 at February 28, 1995)                                     110,137               119,980
Other assets                                                                                           -                 6,422
                                                                                                       -                 -----
   Total assets                                                                               17,902,994            18,054,440
                                                                                              ----------            ----------

LIABILITIES

Deferred interest income                                                                          50,925                53,350
Payable for common stock repurchased                                                             569,875                     -
Accounts payable and accrued expenses                                                            146,971               141,965
Due to Administrator                                                                              85,234               144,052
                                                                                                  ------               -------
   Total liabilities                                                                             853,005               339,367
                                                                                                 -------               -------

NET ASSETS

Preferred Stock, par value $.01; 2,000,000 shares authorized;
   440,800 shares issued and 424,050 shares outstanding - Note 4                                   4,241                     -
Common Stock, par value $.01; 10,000,000 shares authorized;
   2,221,587 shares issued and 2,039,087 shares outstanding at
   May 31, 1995 and 2,204,000 shares issued and outstanding at
   February 28, 1995 - Note 4                                                                     22,216                22,040
Additional paid-in-capital                                                                    19,536,776            19,541,193
Net unrealized appreciation of portfolio investments                                             402,763                35,388
Undistributed (distribution in excess of) net investment income                                  (50,459)              (95,219)
Accumulated net realized loss from portfolio investments                                      (2,139,673)           (1,788,329)
                                                                                              ----------            ----------
   Sub-total                                                                                  17,775,864            17,715,073

Less Treasury Stock at cost (182,500 shares of Common Stock) - Note 3                           (725,875)                    -
                                                                                                --------                     -

Net Assets                                                                              $     17,049,989      $     17,715,073
                                                                                        =     ==========      =     ==========

Net assets per outstanding share of Common Stock                                               $  6.86                $  8.04
                                                                                               =  ====                =  ====

Net assets per outstanding share of Preferred Stock                                            $  7.21                       -
                                                                                               =  ====                       =

See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
MAY 31, 1995


                                                                                                                            % of
Issuer / Position                                                                   Cost             Fair Value        Net Assets(1)

Publicly-Held Securities:

Alamar Biosciences, Inc.
150,000 shares of Common Stock                                                $       287,456      $       151,875
Warrants to purchase 250,000 shares of Common Stock
   at $5.00 per share, expiring 10/14/97                                               20,906               31,250
                                                                                       ------               ------
                                                                                      308,362              183,125       1.07%
                                                                                      -------              -------

Privately-Held Securities:

Bennett Environmental Inc.
Warrants to purchase 900,000 shares of Common Stock
   at $.79 per share, expiring 9/1/98                                                     900                  900
     Bennett Environmental U.S., Inc.
     8% Secured Promissory Note due 9/14/95                                         1,200,000              720,000
                                                                                    ---------              -------
                                                                                    1,200,900              720,900       4.23%
                                                                                    ---------              -------

First Colony Acquisition Corp.
96,250 shares of Preferred Stock                                                      536,673              536,673
4% Convertible Promissory Note due 11/30/97                                         1,213,327            1,213,327
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                            -                    -
                                                                                    1,750,000            1,750,000      10.26%
                                                                                    ---------            ---------

International Communication Technologies, Inc.
9% Convertible Promissory Note due 6/30/96                                            150,000              150,000     .88%
                                                                                      -------              -------

Oh-La-La! Inc.(A)
9% Convertible Senior Note due 6/30/95                                                140,000              140,000
9% Convertible Senior Note due 11/30/95                                               100,000              100,000
                                                                                      -------              -------
                                                                                      240,000              240,000       1.41%
                                                                                      -------              -------

Optiva Corporation
150,000 shares of Common Stock                                                        487,500              487,500       2.86%
                                                                                      -------              -------

Regency Holdings (Cayman), Inc.*(B)
18% Promissory Note due 7/19/95                                                     1,940,000            1,940,000
Warrant to purchase 291,456 shares of Common Stock
   at $6.75 per share, expiring 7/20/98                                                     0                    0
                                                                                            -                    -
                                                                                    1,940,000            1,940,000      11.38%
                                                                                    ---------            ---------

Shells Seafood Restaurants, Inc.*
9% Senior Secured Note due 10/30/95                                                 1,310,000            1,310,000
300,000 shares of Common Stock                                                         90,000            1,590,000
Secured note at prime plus 2% due 10/30/95                                            500,000              500,000
Warrant to purchase 10,000 shares of Preferred Stock
   at $25 per share, expiring 12/31/99                                                      0                    0
                                                                                            -                    -
                                                                                    1,900,000            3,400,000      19.94%
                                                                                    ---------            ---------

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
MAY 31, 1995


                                                                                                                            % of
Issuer / Position                                                                   Cost             Fair Value        Net Assets(1)

Unigene Laboratories, Inc.
13% Secured Promissory Note due 7/7/95                                        $     2,000,000      $     2,000,000
Warrant to purchase 75,000 shares of Common Stock
   at $1.80, expiring 5/7/00                                                                0                    0
                                                                                            -                    -
                                                                                    2,000,000            2,000,000      11.73%
                                                                                    ---------            ---------

YES! Entertainment Corporation(C)
608,696 shares of Preferred Stock                                                     699,200              207,200
Warrant to purchase 116,667 shares of Preferred Stock
   at $1.50 per share, expiring 7/16/98                                                     0                    0
                                                                                            -                    -
                                                                                      699,200              207,200       1.22%
                                                                                      -------              -------     ------

Total Portfolio Investments(D)                                                $    10,675,962      $    11,078,725      64.98%
                                                                              =    ==========      =    ==========      =====



* May be deemed an "affiliated person" of the Fund as such term is defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

(A) During fiscal 1995, Oh-La-La! Inc. filed for Chapter 11 bankruptcy protection. The assets of Oh-La-La! are being liquidated through court proceedings. The Fund currently expects to receive cash and/or equity securities of a public company at the conclusion of these proceedings.

(B) In March 1995, the Fund agreed to extend the maturity date of its promissory note due from Regency Holdings (Cayman), Inc. to July 19, 1995. In consideration for such extension, the terms of the Fund's warrant to purchase common shares of Regency was adjusted, increasing the number of shares from 211,200 to 291,456 and reducing the exercise price from $9.00 per share to $6.75 per share.

(C) On June 8, 1995, Yes! Entertainment Corporation completed an initial public offering of its common stock at $4.75 per share. As a result of the automatic conversion of the preferred stock and a stock split effected in connection with the offering, the Fund's 608,696 shares of preferred stock and warrant to purchase 116,667 shares of preferred stock of Yes! Entertainment at $1.50 per share were converted into 55,556 shares of common stock and a warrant to purchase 11,438 common shares at $15.30 per share.

(D) On March 24, 1995, the Fund sold its investment in SR Communications Corp. ("SRC") for $200,000 in cash and a $40,000 promissory note (including $4,000 of imputed interest) from SRC payable on March 24, 1996. The Fund realized a $14,000 loss on this transaction. During May 1995, the Fund sold its investment in Silverado Foods, Inc. for $822,656, realizing a gain of $672,656. Additionally during the quarter, the Fund wrote-off its $60,000 investment in Radiator King International, Inc. and its $950,000 investment in Weir-Jones Marketing, Inc.

See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended May 31,


                                                                                                   1995                1994
                                                                                                   ----                ----

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from repurchase agreements                                                          $    115,965       $     52,179
   Interest and dividends from portfolio investments                                                  69,883            159,912
                                                                                                      ------            -------
   Total investment income                                                                           185,848            212,091
                                                                                                     -------            -------

Expenses:
   Administrative fee                                                                                 42,732             44,179
   Professional fees                                                                                  20,709             60,926
   Salary expense                                                                                     42,502             28,422
   Amortization of deferred organizational costs                                                       9,843              9,843
   Transfer agent and custodian fees                                                                   5,690              2,792
   Directors' fees and expenses                                                                        7,952              4,500
   Other operating expenses                                                                           11,660             18,966
                                                                                                      ------             ------
   Total expenses                                                                                    141,088            169,628
                                                                                                     -------            -------

NET INVESTMENT INCOME                                                                                 44,760             42,463
                                                                                                      ------             ------

NET REALIZED AND UNREALIZED GAIN FROM PORTFOLIO
   INVESTMENTS

     Net realized loss from portfolio investments                                                   (351,344)           (96,503)
     Change in net unrealized appreciation or depreciation of investments                            367,375            133,097
                                                                                                     -------            -------
     Net realized and unrealized gain from portfolio investments                                      16,031             36,594
                                                                                                      ------             ------

NET INCREASE IN NET ASSETS RESULTING FROM
   OPERATIONS                                                                                   $     60,791       $     79,057
                                                                                                =     ======       =     ======


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
For the Three Months Ended May 31,


                                                                                               1995                  1994
                                                                                               ----                  ----

Change in net assets resulting from operations:

Net investment income                                                                    $         44,760      $         42,463
Net realized loss from portfolio investments                                                     (351,344)              (96,503)
Change in net unrealized appreciation or depreciation of portfolio
   investments                                                                                    367,375               133,097
                                                                                                  -------               -------
Net increase in net assets resulting from operations                                               60,791                79,057
                                                                                                   ------                ------

Change in net assets from capital stock transactions:

Common Stock repurchased - Note 3                                                                (725,875)                    -
                                                                                                 --------                     -

Total increase (decrease) in net assets for the period                                           (665,084)               79,057
Net assets at beginning of period                                                              17,715,073            17,548,222
                                                                                               ----------            ----------

NET ASSETS AT END OF PERIOD                                                              $     17,049,989      $     17,627,279
                                                                                         =     ==========      =     ==========


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended May 31,


                                                                                                 1995                1994
                                                                                                 ----                ----

CASH FLOWS PROVIDED FROM (USED FOR) OPERATING
   ACTIVITIES

Net investment income                                                                       $       44,760      $        42,463
Adjustments to reconcile net investment income to cash provided from
   (used for) operating activities:
Amortization of discount on accounts receivable                                                     (1,000)             (15,186)
Amortization of deferred organizational costs                                                        9,843                9,843
Increase (decrease) in payables and other liabilities                                              (56,237)                 916
(Increase) decrease in receivables and other assets                                                 46,084              (94,813)
                                                                                                    ------              -------
Cash flows provided from (used for) operating activities                                            43,450              (56,777)
                                                                                                    ------              -------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Cost of portfolio investments                                                                   (3,750,000)          (1,333,898)
Net proceeds from the sale of portfolio investments                                              1,122,656            2,569,555
Deposit released from escrow                                                                             -               15,000
                                                                                                         -               ------
Cash flows provided from (used for) investing activities                                        (2,627,344)           1,250,657
                                                                                                ----------            ---------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Common Stock repurchased                                                                          (156,000)                   -
                                                                                                  --------                    -

Increase (decrease) in cash and cash equivalents                                                (2,739,894)           1,193,880
Cash and cash equivalents at beginning of period                                                 9,033,750            4,475,544
                                                                                                 ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    6,293,856      $     5,669,424
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

Reference is made to the Fund's February 28, 1995 annual report included in Form 10-K as filed with the Securities and Exchange Commission for the Notes to Financial Statements that remain unchanged. The following notes are included as a result of changes during the current quarter.

2.     Receivables

In March 1995, the Fund received the final installment payment of $100,000 relating to the $1 million receivable due from Computer Integration Corporation. On March 24, 1995, the Fund sold its investment in SR Communications Corp. ("SRC") for $200,000 in cash and a $40,000 promissory note from SRC payable on March 24, 1996.

3.     Common Stock Repurchase Program

In May 1995, the Board of Director's increased the amount authorized for the repurchase of the Fund's common stock to an aggregate amount of $2 million. As of May 31, 1995, the Fund had repurchased 182,500 shares of its common stock for an aggregate cost of $725,875. In June 1995, the Fund repurchased an additional 37,500 shares of its common stock for an aggregate cost of $171,094.

4.     Capital Stock Transactions

On March 20, 1995, the Fund paid a stock dividend to shareholders of record on March 13, 1995 in shares of preferred stock at the rate of .2 shares of preferred stock for each share of common stock. The preferred stock is convertible into shares of the Fund's common stock at any time until February 27, 1998. Each share of preferred stock is convertible into (i) 1.05 shares of common stock from the date of issuance through February 28, 1996, (ii) 1.25 shares of common stock from March 1, 1996 through February 28, 1997 and (iii)
1.33 shares of common stock from March 1, 1997 through February 27, 1998. The preferred stock will automatically convert into common stock on the earlier of
(i) a sale, transfer or other distribution of the shares of common stock upon which the dividend has been paid or (ii) February 27, 1998. The preferred stock is non-transferable. During the quarter ended May 31, 1995, 16,750 shares of preferred stock were converted into 17,587 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended May 31, 1995, the Fund had a $16,031 net realized and unrealized gain from portfolio investments, comprised of a $351,344 net realized loss from portfolio investments and a $367,375 increase in net unrealized appreciation of investments.

In May 1995, the Fund sold its 337,500 shares of Silverado Foods, Inc. common stock for $822,656, realizing a gain of $672,656. In March 1995, the Fund sold its investment in SR Communications Corp. ("SRC") for $200,000 in cash and a $40,000 promissory note (including $4,000 of imputed interest) payable in March 1996. This transaction resulted in a net realized loss of $14,000. Also in May 1995, the Fund wrote-off its $60,000 investment in Radiator King International, Inc. and its $950,000 investment in Weir-Jones Marketing, Inc. due to the continued operating and financial difficulties of these companies.

The $367,375 increase in net unrealized appreciation for the quarter was comprised of a $976,750 net unrealized gain due to the net upward revaluation of the Fund's remaining portfolio investments, which was offset by a $609,375 transfer from unrealized gain to realized gain due to the sale of Silverado Foods. The $976,750 net unrealized gain for the three months ended May 31, 1995 included a $1.5 million upward revaluation of the Fund's investment in Shells Seafood Restaurants, Inc. and downward revaluations of Yes! Entertainment Corporation in the amount of $492,000 and Alamar Biosciences, Inc. in the amount of $31,250.

For the three months ended May 31, 1994, the Fund had a $36,594 net unrealized and realized gain from portfolio investments, comprised of a $133,097 increase in net unrealized appreciation of investments offset by a $96,503 net realized loss from portfolio investments.

The $96,503 net realized loss for the three months ended May 31, 1994 includes the sale of 50,000 common shares of Alamar Biosciences, Inc. resulting in a $11,056 net realized gain offset by the sale of certain marketable securities resulting in a $107,559 net realized loss. Additionally, in March 1994, the Fund sold its $1.5 million investment in EMARC, Inc. for its original cost plus interest on the debt portion of the investment, resulting in no gain or loss.

The $133,097 increase in net unrealized appreciation of investments for the three months ended May 31, 1994 was comprised of a $75,437 net upward revaluation of the Fund's remaining portfolio investments and a $57,660 transfer from unrealized loss to realized loss relating to the portfolio investments sold during the three months ended May 31, 1994.

Investment Income and Expenses
For the three months ended May 31, 1995 and 1994, the Fund had net investment income of $44,760 and $42,463, respectively. An increase in interest earned from repurchase agreements for the three months ended May 31, 1995 was more than offset by a decrease in interest and dividend income earned from portfolio investments for the three months ended May 31, 1995. Interest from repurchase agreements was $115,965 and $52,179 for the three months ended May 31, 1995 and 1994, respectively. This increase resulted from an increase in funds invested in repurchase agreements and an increase in short-term interest rates during the three months ended May 31, 1995. Interest and dividend income from portfolio investments was $69,883 and $159,912 for the three months ended May 31, 1995 and 1994, respectively. The decrease for the three months ended May 31, 1995 resulted from the write-off of $92,863 of accrued interest receivable relating to the Fund's debt investment in Weir-Jones Marketing, Inc., which was written-off at May 31, 1995. Although aggregate investment income declined by $26,243 for the three months ended May 31, 1995, the Fund's operating expenses declined $28,540, resulting in a $2,297 increase in net investment income for the three months ended May 31, 1995 compared to the same period in 1994.

Commonwealth Associates Asset Management, Inc. (the "Administrator") is responsible for providing, or arranging for the provision of, the administrative services necessary for the operation of the Fund. In return for such services, the Administrator receives an administrative fee at the annual rate of 1% of the net assets of the Fund. Such fee is determined and payable quarterly. For the three months ended May 31, 1995 and 1994, the administrative fee was $42,732 and $44,179, respectively.

Net Assets
At May 31, 1995, the Fund's net assets were $17,049,989, a decrease of $665,084 from net assets of $17,715,073 at February 28, 1995. Net assets resulting from operations for the period increased $60,791 which was comprised of $44,760 of net investment income and $16,031 net realized and unrealized gain from portfolio investments. This increase was more than offset by a $725,875 decrease in net assets due to the repurchase of 182,500 shares of the Fund's common stock in the public market during the period.

At May 31, 1995, the net asset value per share of common stock and preferred stock was $6.86 and $7.21 per share, respectively. At February 28, 1995, the net asset value per share of common stock was $8.04. There was no preferred stock was outstanding on February 28, 1995. The changes in the net asset value per share of common stock and preferred stock for the three months ended May 31, 1995 are discussed below.

On March 20, 1995, the Fund issued a 20% preferred stock dividend to shareholders of record on March 13, 1995. Based on the Fund's net assets of $17,715,073 at February 28, 1995, such dividend resulted in an initial allocation of net assets to preferred shareholders of approximately $3.1 million, or $6.97 per share of preferred stock. The allocation of net assets to preferred shareholders, therefore, resulted in a dilution to common shareholders of approximately $3.1 million, or $1.40 per share of common stock. Furthermore, during the three months ended May 31, 1995, the Fund repurchased 182,500 shares of common stock for $725,875. The effect of such repurchases increased the net asset value per share of common stock and preferred stock by $.20 and $.21, respectively. The increase in net assets from operations for the three months ended May 31, 1995 of $60,791 increased the net asset value by $.02 and $.03 per share of common stock and preferred stock, respectively.

At May 31, 1994, the Fund's net assets were $17,627,279, an increase of $79,057 from $17,548,222 at February 28, 1994. This increase was comprised of $42,463 of net investment income and a $36,594 net realized and unrealized gain from portfolio investments for the period.

Liquidity and Capital Resources

The Fund invests its available cash in overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Such investments provide the liquidity necessary to purchase additional portfolio investments as opportunities for investment arise.

On May 31, 1995, the Fund had cash and cash equivalents of $6,293,856 a decrease of $2,739,894 from February 28, 1995. This decrease primarily was the result of the use of $2,627,344 to fund investing activities for the three months ended May 31, 1995. During the quarter, the Fund invested $3,750,000 in two new portfolio investments: First Colony Acquisition Corp. in the amount of $1,750,000 and Unigene Laboratories, Inc. in the amount of $2,000,000. The Fund received proceeds from the sale of Silverado and SRC during the three months ended May 31, 1995 totaling $1,022,656. During the three months ended May 31, 1995, the Fund also received the final $100,000 installment payment due from Computer Integration Corporation. The Fund also used $156,000 during the three months ended May 31, 1995 to repurchase 36,500 shares of its own common stock. The repurchase of an additional 146,000 shares for $569,875 was executed in May 1995 and settled and paid for in June 1995.

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Fund is not party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1995 Annual Meeting of Shareholders is scheduled to be held on August 28, 1995.

Item 5.       Other Information.

On March 31, 1995, the Fund invested $1,750,000 in First Colony Acquisition Corp., acquiring 96,250 shares of preferred stock, a $1,213,327 promissory note and a warrant to purchase 7,560 shares of First Colony common stock at $5 per share. First Colony is a retailer of gourmet coffee beans.

On May 8, 1995, the Fund invested $2,000,000 in Unigene Laboratories, Inc., acquiring a $2,000,000 promissory note and a warrant to purchase 75,000 shares of Unigene common stock at $1.80 per share. Unigene manufactures a drug used in the treatment of osteoporosis.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits

                    (27)   Financial Data Schedule

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



Date:         July 13, 1995