Form 10-Q
period 1995-08-31
MICROCAP FUND INC
filed 1995-10-16
CIK 896717

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 1995

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                             Commission file number 0-21160


                             THE MICROCAP FUND, INC.
==============================================================================
             (Exact Name of Registrant as Specified in its Charter)


Maryland                                                               13-3698251
=================================================================================================================================
(State or Other Jurisdiction of                                        (I.R.S. Employer Identification No.)
Incorporation or Organization)


733 Third Avenue, 11th floor
New York, New York                                                     10017
=================================================================================================================================
(Address of Principal Executive Offices)                               (Zip Code)


Registrant's Telephone Number, Including Area Code:  (800) 888-6534


Not applicable
==============================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                             THE MICROCAP FUND, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets and Liabilities as of August 31, 1995 (Unaudited) and February 28, 1995

Schedule of Portfolio Investments as of August 31, 1995 (Unaudited)

Statements of Operations for the Three Months Ended August 31, 1995 and 1994 (Unaudited)

Statements of Operations for the Six Months Ended August 31, 1995 and 1994 (Unaudited)

Statements of Changes in Net Assets for the Six Months ended August 31, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Six Months ended August 31, 1995 and 1994 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

THE MICROCAP FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES

                                                                                       August 31, 1995          February 28,
                                                                                         (Unaudited)                1995
ASSETS

Portfolio investments at fair value (cost $8,735,962 at
   August 31, 1995 and $8,335,962 at February 28, 1995)                               $     9,623,744         $      8,371,350
Cash and cash equivalents                                                                   7,200,888                9,033,750
Receivable (net of unamortized discount of $2,000 at
   August 31, 1995 and $0 at February 28, 1995) - Note 2                                       38,000                  100,000
Accrued interest receivable                                                                   529,897                  422,938
Deferred organizational costs (net of accumulated amortization of
   $96,571 at August 31, 1995 and $76,885 at February 28, 1995)                               100,294                  119,980
Reimbursement Receivable                                                                       44,337                        -
Other assets                                                                                   19,058                    6,422
                                                                                      ---------------         ----------------
   Total assets                                                                            17,556,218               18,054,440
                                                                                      ---------------         ----------------

LIABILITIES

Deferred interest income                                                                            -                   53,350
Accounts payable and accrued expenses                                                          70,375                  141,965
Due to Administrator                                                                          212,645                  144,052
                                                                                      ---------------         ----------------
   Total liabilities                                                                          283,020                  339,367
                                                                                      ---------------         ----------------

NET ASSETS

Preferred Stock, par value $.01; 2,000,000 shares authorized;
   311,770 shares issued and outstanding - Note 4                                               3,118                        -
Common Stock, par value $.01; 10,000,000 shares authorized;
   2,339,478 shares issued and 2,076,751 shares outstanding at
   August 31, 1995 and 2,204,000 shares issued and outstanding at
   February 28, 1995 - Note 4                                                                  23,395                   22,040
Additional paid-in-capital                                                                 19,536,720               19,541,193
Net unrealized appreciation of portfolio investments                                          887,782                   35,388
Undistributed (distribution in excess of) net investment income                                41,724                  (95,219)
Accumulated net realized loss from portfolio investments                                   (2,139,673)              (1,788,329)
                                                                                      ---------------         ----------------
   Sub-total                                                                               18,353,066               17,715,073

Less Treasury Stock at cost (262,727 shares of Common Stock) - Note 3                      (1,079,868)                       -
                                                                                      ---------------         ----------------

Net Assets                                                                            $    17,273,198         $     17,715,073
                                                                                      ===============         ================

Net assets per outstanding share of Common Stock                                               $ 7.18                  $ 8.04
                                                                                               ======                  ======

Net assets per outstanding share of Preferred Stock                                            $ 7.54                        -
                                                                                               ======                  =======

See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
August 31, 1995


                                                                                                                            % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)
Publicly-Held Securities:

Alamar Biosciences, Inc.
150,000 shares of Common Stock                                                  $     287,456       $      135,000
Warrants to purchase 250,000 shares of Common Stock
   at $5.00 per share, expiring 10/14/97                                               20,906               31,250
                                                                                -------------       --------------
                                                                                      308,362              166,250       0.96%
                                                                                -------------       --------------

Unigene Laboratories, Inc.(A)
24.5% Secured Promissory Note due 9/8/95                                            2,000,000            2,000,000
Warrant to purchase 825,000 shares of Common Stock
   at $1.38, expiring 5/7/00                                                                0              257,813
                                                                                -------------       --------------
                                                                                    2,000,000            2,257,813      13.07%
                                                                                -------------       --------------

YES! Entertainment Corporation(B)
55,555 shares of Common Stock                                                         699,200              305,553
Warrant to purchase 11,438 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0
                                                                                -------------       --------------
                                                                                      699,200              305,553       1.77%
                                                                                -------------       --------------


Privately-Held Securities:

Bennett Environmental Inc.(C)
Warrants to purchase 900,000 shares of Common Stock
   at $.79 per share, expiring 9/1/98                                                     900                  900
Bennett Environmental U.S., Inc.
8% Secured Promissory Note                                                          1,200,000              720,000
                                                                                -------------       --------------
                                                                                    1,200,900              720,900       4.17%
                                                                                -------------       --------------

First Colony Acquisition Corp.*
96,250 shares of Preferred Stock                                                      536,673              536,673
4% Convertible Promissory Note due 11/30/97                                         1,213,327            1,213,327
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,750,000            1,750,000      10.13%
                                                                                -------------       --------------

International Communication Technologies, Inc.
9% Convertible Promissory Note due 6/30/96                                            150,000              150,000        .87%
                                                                                -------------       --------------

Oh-La-La! Inc.(D)
9% Convertible Senior Note                                                            140,000              140,000
9% Convertible Senior Note                                                            100,000              100,000
                                                                                -------------       --------------
                                                                                      240,000              240,000       1.39%
                                                                                -------------       --------------

Optiva Corporation
150,000 shares of Common Stock                                                        487,500              487,500       2.82%
                                                                                -------------       --------------

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
August 31, 1995


                                                                                                                            % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)
Regency Holdings (Cayman), Inc.(E)
Warrant to purchase 291,456 shares of Common Stock
   at $6.75 per share, expiring 7/20/98                                         $           0       $      145,728       0.84%
                                                                                -------------       --------------

Shells Seafood Restaurants, Inc.*(F)
9% Senior Secured Note due 2/29/96                                                  1,310,000            1,310,000
Warrant to purchase 75,000 shares of Common Stock
   at $5 per share, expiring 12/31/99                                                       0                    0
300,000 shares of Common Stock                                                         90,000            1,590,000
Secured note at prime plus 2% due 2/29/96                                             500,000              500,000
Warrant to purchase 130,000 shares of Common Stock
   at $3.15 per share, expiring 12/31/99                                                    0                    0
                                                                                -------------       --------------
                                                                                    1,900,000            3,400,000      19.69%
                                                                                -------------       --------------      -----

Total Portfolio Investments                                                     $   8,735,962       $    9,623,744      55.71%
                                                                                =============       ==============      =====



* May be deemed an "affiliated person" of the Fund as such term is defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

(A) In July 1995, the Fund agreed to extend the maturity date of its promissory note due from Unigene Laboratories, Inc. to September 8, 1995. In consideration for such extension, the Fund received warrants to purchase additional common shares of Unigene Laboratories, Inc., increasing the number of shares from 75,000 to 825,000 and reducing the exercise price from $1.80 per share to $1.38 per share. Additionally, the terms of the note were changed increasing the interest rate from 13% to 24.5% per annum. On September 8, 1995, the note became payable on demand and continues to accrue interest at a rate of 24.5% per annum. In connection with a letter agreement, dated September 29, 1995, the Fund received an additional 75,000 warrants to purchase common shares of Unigene at $1.38 per share.

(B) Subsequent to the end of the quarter, in September 1995, the Fund sold its 55,555 common shares of YES! Entertainment for $305,553.

(C) Subsequent to the end of the quarter, the Fund reached an agreement with Bennett Environmental Inc., whereby, Bennett will pay $820,000 and issue 500,000 shares of common stock to the Fund by October 31, 1995 in exchange for the cancellation of the Fund's existing warrant to purchase 900,000 shares of common stock of Bennett and the cancellation of the $1.2 million note due September 14, 1995.

(D) During fiscal 1995, Oh-La-La! Inc. filed for Chapter 11 bankruptcy protection. The assets of Oh-La-La! are being liquidated through court proceedings. The Fund currently expects to receive cash and/or equity securities of a public company at the conclusion of these proceedings.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
August 31, 1995



(E) The Fund's warrants to purchase Ordinary Shares of Regency Holdings (Cayman), Inc. (the "Warrants") are currently the subject of litigation initiated by the Fund against Regency. The Fund believes that, pursuant to the terms of its original promissory note and warrant agreements with Regency, it is entitled to additional warrants that would increase the redemption price to $887,445. For purposes of these financial statements and pending the outcome of the litigation, the Warrants are valued at August 31, 1995 based on the worst case scenario, i.e. at $.50 per warrant, or $145,728, the amount which has been placed in escrow by Regency for their redemption. The Fund believes that its claims are meritorious and it will continue to vigorously pursue this matter in litigation. (See Part II
     - Other Information.)

(F) During the quarter, the Fund agreed to extend the maturity date of its $1.3 million senior secured note due from Shells Seafood Restaurants, Inc. to the earlier of February 29, 1996 or the date Shells completes its initial public offering. In consideration for such extension, the Fund received warrants to purchase 75,000 shares of common stock at $5.00 per share. Additionally, the Fund extended the maturity on its $500,000 secured note to the earlier of February 29, 1996 or the date Shells completes its initial offering. In consideration for such extension, the Fund exchanged its warrants to purchase 10,000 shares of preferred stock at $25.00 per share for warrants to purchase 130,000 shares of common stock at $3.15 per share.


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended August 31,


                                                                                                  1995               1994
                                                                                              ------------      ---------
INVESTMENT INCOME AND EXPENSES

Income:
   Interest from repurchase agreements                                                        $     84,983      $        67,912
   Interest and dividends from portfolio investments                                               221,525              240,187
                                                                                              ------------      ---------------
   Total investment income                                                                         306,508              308,099
                                                                                              ------------      ---------------

Expenses:
   Administrative fee                                                                               43,291               47,773
   Professional fees                                                                                66,204               22,791
   Salary expense                                                                                   59,943               43,220
   Amortization of deferred organizational costs                                                     9,843                9,843
   Transfer agent and custodian fees                                                                 5,688                3,274
   Directors' fees and expenses                                                                      5,000               10,569
   Other operating expenses                                                                         24,356               19,948
                                                                                              ------------      ---------------
   Total expenses                                                                                  214,325              157,418
                                                                                              ------------      ---------------

Net investment income                                                                               92,183              150,681
                                                                                              ------------      ---------------

NET REALIZED AND UNREALIZED GAIN FROM
   PORTFOLIO INVESTMENTS

Net realized loss from portfolio investments                                                             -             (323,046)
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                           485,019            1,562,186
                                                                                              ------------      ---------------
Net realized and unrealized gain from portfolio investments                                        485,019            1,239,140
                                                                                              ------------      ---------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                            $    577,202      $     1,389,821
                                                                                              ============      ===============


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Six Months Ended August 31,


                                                                                                 1995                 1994
                                                                                              ------------      ----------
INVESTMENT INCOME AND EXPENSES

Income:
   Interest from repurchase agreements                                                        $    200,948      $       120,091
   Interest and dividends from portfolio investments                                               291,408              400,099
                                                                                              ------------      ---------------
   Total investment income                                                                         492,356              520,190
                                                                                              ------------      ---------------

Expenses:
   Administrative fee                                                                               86,023               91,952
   Professional fees                                                                                86,913               83,717
   Salary expense                                                                                  102,445               71,642
   Amortization of deferred organizational costs                                                    19,686               19,686
   Transfer agent and custodian fees                                                                11,378                6,066
   Directors' fees and expenses                                                                     12,952               15,069
   Other operating expenses                                                                         36,016               38,914
                                                                                              ------------      ---------------
   Total expenses                                                                                  355,413              327,046
                                                                                              ------------      ---------------

Net investment income                                                                              136,943              193,144
                                                                                              ------------      ---------------

NET REALIZED AND UNREALIZED GAIN FROM
   PORTFOLIO INVESTMENTS

Net realized loss from portfolio investments                                                      (351,344)            (419,549)
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                           852,394            1,695,283
                                                                                              ------------      ---------------
Net realized and unrealized gain from portfolio investments                                        501,050            1,275,734
                                                                                              ------------      ---------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                            $    637,993      $     1,468,878
                                                                                              ============      ===============


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
For the Six Months Ended August 31,


                                                                                                1995                 1994
                                                                                          ----------------     ----------
Change in net assets resulting from operations:

Net investment income                                                                     $        136,943     $        193,144
Net realized loss from portfolio investments                                                      (351,344)            (419,549)
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                           852,394            1,695,283
                                                                                          ----------------     ----------------
     Net increase in net assets resulting from operations                                          637,993            1,468,878
                                                                                          ----------------     ----------------

Change in net assets from capital stock transactions:

Common Stock repurchased - Note 3                                                               (1,079,868)                   -
                                                                                          ----------------     ----------------

Total increase (decrease) in net assets for the period                                            (441,875)           1,468,878
Net assets at beginning of period                                                               17,715,073           17,548,222
                                                                                          ----------------     ----------------

NET ASSETS AT END OF PERIOD                                                               $     17,273,198     $     19,017,100
                                                                                          ================     ================


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31,


                                                                                                   1995              1994
                                                                                              --------------    ---------
CASH FLOWS PROVIDED FROM (USED FOR ) OPERATING
   ACTIVITIES

Net investment income                                                                         $      136,943    $       193,144
Adjustments to reconcile net investment income to cash provided from (used for) operating activities:
Amortization of discounted receivable                                                                 (2,000)           (34,200)
Amortization of deferred organizational costs                                                         19,686             19,686
Increase (decrease) in payables                                                                      (56,347)            50,365
Increase in receivables and other assets                                                            (163,932)           (68,614)
                                                                                              --------------    ---------------
Cash flows provided from (used for) operating activities                                             (65,650)           160,381
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Purchase of portfolio investments                                                                 (3,750,000)        (3,843,773)
Net proceeds from the sale of portfolio investments                                                1,122,656          5,318,110
Repayment of notes                                                                                 1,940,000          2,720,000
Deposit released from escrow                                                                               -             15,000
                                                                                              --------------    ---------------
Cash flows provided from (used for) investing activities                                            (687,344)         4,209,337
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Common stock repurchased                                                                          (1,079,868)                 -
                                                                                              --------------    ---------------

Increase (decrease) in cash and cash equivalents                                                  (1,832,862)         4,369,718
Cash and cash equivalents at beginning of period                                                   9,033,750          4,475,544
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    7,200,888    $     8,845,262
                                                                                              ==============    ===============


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

Reference is made to the Fund's February 28, 1995 annual report included in Form 10-K as filed with the Securities and Exchange Commission for the Notes to Financial Statements that remain unchanged. The following notes are included as a result of changes during the current period.

2.     Receivables

In March 1995, the Fund received the final installment payment of $100,000 relating to the $1 million receivable due from Computer Integration Corporation. On March 24, 1995, the Fund sold its investment in SR Communications Corp. ("SRC") for $200,000 in cash and a $40,000 promissory note from SRC payable on March 24, 1996.

3.     Common Stock Repurchase Program

In May 1995, the Board of Director's increased the amount authorized for the repurchase of the Fund's common stock to an aggregate amount of $2 million. As of August 31, 1995, the Fund had repurchased 262,727 shares of its common stock for an aggregate cost of $1,079,868.

4.     Capital Stock Transactions

On March 20, 1995, the Fund paid a stock dividend to shareholders of record on March 13, 1995 in shares of preferred stock at the rate of .2 shares of preferred stock for each share of common stock. The preferred stock is convertible into shares of the Fund's common stock at any time until February 27, 1998. Each share of preferred stock is convertible into (i) 1.05 shares of common stock from the date of issuance through February 28, 1996, (ii) 1.25 shares of common stock from March 1, 1996 through February 28, 1997 and (iii)
1.33 shares of common stock from March 1, 1997 through February 27, 1998. The preferred stock will automatically convert into common stock on the earlier of
(i) a sale, transfer or other distribution of the shares of common stock upon which the dividend has been paid or (ii) February 27, 1998. The preferred stock is non-transferable. During the six months ended August 31, 1995, 129,030 shares of preferred stock were converted into 135,481 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended August 31, 1995 and 1994, the Fund had net realized and unrealized gains from portfolio investments of $485,019 and $1,239,140, respectively. For the six months ended August 31, 1995 and 1994 the Fund had net realized and unrealized gains from portfolio investments of $501,050 and $1,275,734, respectively.

Realized Gains and Losses - For the six months ended August 31, 1995, the Fund had a net realized loss from its portfolio investments of $351,344. The Fund had no realized gains or losses from portfolio investments for the three months ended August 31, 1995. During the three months ended May 31, 1995, the Fund sold its 337,500 shares of Silverado Foods, Inc. common stock for $822,656, realizing a gain of $672,656. In March 1995, the Fund sold its investment in SR Communications Corp. ("SRC") for $200,000 in cash and a $40,000 promissory note (including $4,000 of imputed interest) payable in March 1996. This transaction resulted in a net realized loss of $14,000. Also, in May 1995, the Fund wrote-off its $60,000 investment in Radiator King International, Inc. and its $950,000 investment in Weir-Jones Marketing, Inc. due to continued operating and financial difficulties of these companies.

During the three months ended August 31, 1994, the Fund sold 50,000 shares of Alamar Biosciences, Inc. in the public market for $103,750, realizing a gain of $7,934. Additionally, during the quarter, the Fund sold certain investments in publicly traded marketable securities for $2,387,934, realizing a loss of $330,980. During the three months ended May 31, 1994, the Fund sold 50,000 shares of Alamar Biosciences in the public market for $106,875, realizing a gain of $11,056. In March 1994, the Fund sold its $1,500,000 investment in EMARC, Inc. for $1,500,000, resulting in no gain or loss. Additionally during the May quarter, the Fund sold certain marketable securities for $819,555, realizing a loss of $107,559.

Unrealized Gains and Losses - For the three and six months ended August 31, 1995, the Fund had a net increase in unrealized appreciation of its portfolio investments totaling $485,019 and $852,394, respectively. The $852,394 increase for the six months ended August 31, 1995 consisted of a $1,461,769 net unrealized gain due to the upward revaluation of the Fund's portfolio investments offset by the $609,375 transfer from unrealized gain to realized gain due to the sale of the Fund's investment in Silverado Foods during the quarter ended May 31, 1995. The $1,461,769 net unrealized gain for the six months ended August 31, 1995, included a $1,500,000 upward revaluation of the Fund's investment in Shells Seafood Restaurants, Inc. (which is negotiating with an investment bank to underwrite an initial public offering) offset by a small net downward revaluation of certain other publicly traded securities.

For the three and six months ended August 31, 1994, the Fund had a $1,562,186 and $1,695,283 net unrealized gain from its portfolio investments, respectively, primarily resulting from an upward revaluation of the Fund's investment in Silverado Foods, Inc., which completed its initial public offering in August 1994. Additionally, for the six months ended August 31, 1994, a net $74,261 was transferred from unrealized loss to realized loss primarily relating to the portfolio investments sold during the six month period in 1994, as discussed above. The $1,621,022 net unrealized gain and the $74,261 net transfer from unrealized loss to realized loss resulted in a $1,695,283 increase in the Fund's net unrealized appreciation of portfolio investments for the six months ended August 31, 1994.

Investment Income and Expenses
For the three months ended August 31, 1995 and 1994, the Fund had net investment income of $92,183 and $150,681, respectively. For the six months ended August 31, 1995 and 1994, the Fund had net investment income of $136,943 and $193,144, respectively. An increase in interest earned from repurchase agreements for the six months ended August 31, 1995 was more than offset by a decrease in interest and dividend income earned from portfolio investments for the six months ended August 31, 1995. Interest from repurchase agreements was $200,948 and $120,091 for the six months ended August 31,1995 and 1994, respectively. This increase resulted from an increase in funds invested in repurchase agreements and an increase in short-term interest rates during the six months ended August 31, 1995. Interest and dividends earned from portfolio investments for the six months ended August 31, 1995 and 1994 was $291,408 and $400,099, respectively. This decrease resulted from a decrease in income producing securities and the write-off of $92,863 of accrued interest receivable relating to the Fund's debt investment in Weir-Jones Marketing, Inc., which was written-off in May 1995. Aggregate investment income declined by $27,834 for the six months ended August 31, 1995 coupled with an increase in operating expenses of $28,367 compared to the same period in 1994. The increase in operating expenses primarily was attributable to an increase in salary expense for the six month period.

Commonwealth Associates Asset Management, Inc. (the "Administrator") is responsible for providing, or arranging for the provision of, the administrative services necessary for the operation of the Fund. As compensation for such services, the Administrator receives an administrative fee at the annual rate of 1% of the net assets of the Fund. Such fee is determined and payable quarterly. For the three months ended August 31, 1995 and 1994, the administrative fee was $43,291 and $47,773, respectively. For the six months ended August 31, 1995 and 1994, the administrative fee was $86,023 and $91,952, respectively.

Net Assets
At August 31, 1995, the Fund's net assets were $17,273,198, a decrease of $441,875 from net assets of $17,715,073 at February 28, 1995. Net assets resulting from operations for the period increased $637,993, comprised of $136,943 of net investment income and $501,050 of net realized and unrealized gain from portfolio investments. This increase was more than offset by a $1,079,868 decrease in net assets from the repurchase of 262,727 shares of the Fund's common stock in the public market during the period.

At August 31, 1995, the net asset value per share of common stock and preferred stock was $7.18 and $7.54, per share, respectively. At February 28, 1995, the net asset value per share of common stock was $8.04. There was no preferred stock outstanding on February 28, 1995. The changes in net asset value per share of common stock and preferred stock for the six months ended August 31, 1995 are discussed below:

On March 20, 1995, the Fund issued a 20% preferred stock dividend to shareholders of record on March 13, 1995. Based on the Fund's net assets of $17,715,073 at February 28, 1995, such dividend resulted in an initial allocation of net assets to preferred shareholders of approximately $3.1 million, or $6.97 per share of preferred stock. The allocation of net assets to preferred shareholders, therefore, resulted in a dilution to common shareholders of approximately $3.1 million, or $1.40 per share of common stock. Furthermore, during the six months ended August 31, 1995, the Fund repurchased 262,727 shares of its common stock for $1,079,868. The effect of such repurchases increased the net asset value per share of common stock and preferred stock by $.28 and $.29, respectively. The increase in net assets from operations for the six months ended August 31, 1995 of $637,993 increased the net asset value by $.26 and $.28 per share of common and preferred stock, respectively.

For the six months ended August 31, 1994, the Fund had a net increase in net assets from operations of $1,468,878, or $.67 per share of common stock, comprised of net investment income of $193,144 and net realized and unrealized gain from portfolio investments of $1,275,734. At August 31, 1994, the Fund's net assets were $19,017,100, or $8.63 per share of common stock.

Liquidity and Capital Resources

The Fund invests its available cash in overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Such investments provide the liquidity necessary to purchase portfolio investments as opportunities for investment arise.

On August 31, 1995, the Fund had cash and cash equivalents of $7,200,888, a decrease of $1,832,862 from February 28, 1995. During the three months ended August 31, 1995, the Fund used $353,993 to repurchase an additional 80,227 shares of its own common stock, bringing the total number of shares repurchased for the six months ended August 31, 1995 to 262,727 for a total cost of $1,079,868. Additionally, for the six months ended August 31, 1995, the Fund used $687,344 to fund investing activities for the six month period. During the quarter ended May 31, 1995 the Fund invested $3,750,000 in two new portfolio investments: First Colony Acquisition Corp. for $1,750,000 and Unigene Laboratories, Inc. for $2,000,000. Also during the quarter ended May 31, 1995 the Fund received proceeds from the sale of Silverado Foods and SRC Communications totaling $1,022,656 and received $100,000 from the final installment payment due from Computer Integration Corporation. Additionally, during the three months ended August 31, 1995, the Fund received $1,940,000 from the repayment of an 18% Promissory Note due from Regency Holdings (Cayman), Inc.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Fund is not party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1995 Annual Meeting of shareholders was held on August 28, 1995. At the meeting, James E. Brands and Leonard J. DeRoma were elected to serve as Class I directors until the 1998 Annual Meeting. The other matter voted on and approved was the ratification of the appointment of Deloitte & Touche, LLP as the Fund's independent certified public accountants for the year ending February 29, 1996.

Shares of common stock were voted as follows:

                                                                                 For             Withheld
James E. Brands                                                                1,553,865             2,000

                                                                                  For            Against           Abstain
Ratification of appointment of Deloitte & Touche, LLP
as the Fund's independent certified public accountants
for the year ending February 29, 1996.                                         1,555,865              0                0

Shares of preferred stock were voted as follows:

                                                                                 For             Withheld
James E. Brands                                                                 227,080               210
Leonard J. DeRoma                                                               227,080               210

                                                                                  For            Against           Abstain
Ratification of appointment of Deloitte & Touche, LLP
as the Fund's independent certified public accountants
for the year ending February 29, 1996.                                          227,290               0                0

Item 5.       Other Information.

The Fund's warrants to purchase Ordinary Shares of Regency Holdings (Cayman), Inc. (the "Warrants") are currently the subject of litigation initiated by the Fund against Regency. The Fund claims that, as a result of the June 24, 1995 default by Regency under the terms of the promissory note issued to the Fund by Regency in connection with the Fund's original investment in Regency (the "Note") and its subsequent failure to repay the Note within the time frame designated, certain default provisions contained in the Warrants and in the Note became operational. Pursuant to such default provisions, the Fund believes that the Warrants, which were previously exercisable to purchase 291,456 Ordinary Shares at $6.75 per share, became exercisable to purchase approximately 1,774,890 Ordinary Shares at $.50 per share.

Regency, on the other hand, alleges that because it repaid the Note on July 17, 1995, the default provisions pertaining to the Warrants never became operational and that pursuant to the terms of the Warrants it was entitled to mandatorily redeem them at $.50 per Warrant or $145,728 ($.50 x 291,456). Regency has placed $145,728 in escrow as payment for such alleged redemption.

The Fund believes that, as a result of Regency's default, the Warrants are not mandatorily redeemable and that even if they were, the redemption price would have to be $887,445 ($.50 x 1,774,890).

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



Date:         October 16, 1995