Form 10-Q
period 1995-11-30
MICROCAP FUND INC
filed 1996-01-16
CIK 896717

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 1995

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                             Commission file number 0-21160


                             THE MICROCAP FUND, INC.
================================================================================
             (Exact Name of Registrant as Specified in its Charter)


Maryland                                                              13-3698251
================================================================================
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


237 Park Avenue, 21st floor
New York, New York                                                         10017
================================================================================
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code:  (800) 888-6534


Not applicable
================================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date. 2,119,814 shares of common stock.

                                      INDEX
                             THE MICROCAP FUND, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets and Liabilities as of November 30, 1995 (Unaudited) and February 28, 1995

Schedule of Portfolio Investments as of November 30, 1995 (Unaudited)

Statements of Operations for the Three Months Ended November 30, 1995 and 1994 (Unaudited)

Statements of Operations for the Nine Months Ended November 30, 1995 and 1994 (Unaudited)

Statements of Changes in Net Assets for the Nine Months ended November 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Nine Months ended November 30, 1995 and 1994 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

THE MICROCAP FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES

                                                                                       November 30, 1995      February 28,
                                                                                          (Unaudited)                1995
ASSETS

Portfolio investments at fair value (cost $5,936,806 at
   November 30, 1995 and $8,335,962 at February 28, 1995)                              $      7,129,650        $      8,371,350
Cash and cash equivalents                                                                     9,238,487               9,033,750
Receivable from sale of securities                                                              305,538                       -
Receivable (net of unamortized discount of $1,000 at
   November 30, 1995 and $0 at February 28, 1995) - Note 2                                       39,000                 100,000
Accrued interest receivable                                                                     319,079                 422,938
Deferred organizational costs (net of accumulated amortization of
   $106,414 at November 30, 1995 and $76,885 at February 28, 1995)                               90,451                 119,980
Other assets                                                                                     60,949                   6,422
                                                                                       ----------------        ----------------
   Total assets                                                                              17,183,154              18,054,440
                                                                                       ----------------        ----------------

LIABILITIES

Deferred interest income                                                                              -                  53,350
Accounts payable and accrued expenses                                                           183,943                 141,965
Due to Administrator                                                                             34,047                 144,052
                                                                                       ----------------        ----------------
   Total liabilities                                                                            217,990                 339,367
                                                                                       ----------------        ----------------

NET ASSETS

Preferred Stock, par value $.01; 2,000,000 shares authorized;
   281,917 shares issued and outstanding - Note 4                                                 2,819                       -
Common Stock, par value $.01; 10,000,000 shares authorized; 2,370,823 shares issued and 2,108,096 outstanding at November 30, 1995
   and 2,204,000 shares issued and outstanding at February 28, 1995                              23,708                  22,040
Additional paid-in-capital                                                                   19,536,706              19,541,193
Net unrealized appreciation of portfolio investments                                          1,192,844                  35,388
Accumulated net investment losses                                                              (100,138)                      -
Distribution in excess of net investment income                                                 (95,219)                (95,219)
Accumulated net realized loss from portfolio investments                                     (2,515,688)             (1,788,329)
                                                                                       ----------------        ----------------
   Sub-total                                                                                 18,045,032              17,715,073

Less Treasury Stock at cost (262,727 shares of common stock) - Note 3                        (1,079,868)                      -
                                                                                       ----------------        ----------------

Net Assets                                                                             $     16,965,164        $     17,715,073
                                                                                       ================        ================

Net assets per share of common stock                                                        $  7.06                    $  8.04
                                                                                            =======                    =======
Net assets per share of preferred stock                                                     $  7.41                           -
                                                                                            =======                    ========

See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
November 30, 1995


                                                                                                                           % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Alamar Biosciences, Inc.(A)
Warrant to purchase 250,000 shares of Common Stock
   at $5.00 per share, expiring 10/14/97                                        $      20,906       $       25,000       0.15%
                                                                                -------------       --------------

Unigene Laboratories, Inc.(B)
Warrant to purchase 675,000 shares of Common Stock
   at $1.38, expiring 5/7/00                                                                0              168,750        .99%
                                                                                -------------       --------------

YES! Entertainment Corporation(C)
Warrant to purchase 11,438 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------


Privately-Held Securities:

Bennett Environmental Inc.(D)
Warrant to purchase 900,000 shares of Common Stock
   at $.79 per share, expiring 9/1/98                                                     900                  900
Bennett Environmental U.S., Inc.
8% Secured Promissory Note                                                          1,200,000              720,000
                                                                                -------------       --------------
                                                                                    1,200,900              720,900       4.25%
                                                                                -------------       --------------

First Colony Acquisition Corp.*(E)
106,563 shares of Preferred Stock                                                     594,174              594,174
6% Convertible Promissory Note due 11/30/97                                         1,343,326            1,343,326
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500            1,937,500      11.42%
                                                                                -------------       --------------

International Communication Technologies, Inc.
9% Convertible Promissory Note due 6/30/96                                            150,000              150,000        .88%
                                                                                -------------       --------------

Oh-La-La! Inc.(F)
9% Convertible Senior Note                                                            140,000              140,000
9% Convertible Senior Note                                                            100,000              100,000
                                                                                -------------       --------------
                                                                                      240,000              240,000       1.41%
                                                                                -------------       --------------

Optiva Corporation
150,000 shares of Common Stock                                                        487,500              487,500       2.88%
                                                                                -------------       --------------

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
November 30, 1995


                                                                                                                           % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Shells Seafood Restaurants, Inc.*(G)
9% Senior Secured Note due 2/29/96                                                  1,310,000            1,310,000
Warrant to purchase 75,000 shares of Common Stock
   at $5 per share, expiring 12/31/99                                                       0                    0
300,000 shares of Common Stock                                                         90,000            1,590,000
Secured note at prime plus 2% due 2/29/96                                             500,000              500,000
Warrant to purchase 175,000 shares of Common Stock
   at $3.15 per share, expiring 12/31/99                                                    0                    0
                                                                                -------------       --------------
                                                                                    1,900,000            3,400,000      20.04%
                                                                                -------------       --------------      -----

Total Portfolio Investments(H)                                                  $   5,936,806       $    7,129,650      42.02%
                                                                                =============       ==============      =====

* May be deemed an "affiliated person" of the Fund as such term is defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

(A) In October 1995, the Fund sold its 150,000 common shares of Alamar Biosciences, Inc. for $159,375, realizing a loss of $128,081.

(B) In November 1995, the Fund sold its $2 million promissory note due from Unigene Laboratories, Inc., accrued interest thereon, and warrants to purchase 225,000 common shares of Unigene for $2,221,330. The Fund received an additional 75,000 warrants to purchase common shares of Unigene at $1.38 per share pursuant to a letter agreement, dated September 29, 1995.

(C) In September 1995, the Fund sold its 55,555 common shares of YES! Entertainment Corporation for $305,538, realizing a loss of $393,662.

(D) Subsequent to the end of the quarter, in December 1995, the Fund agreed to sell its $1.2 million secured promissory note and warrant to purchase 900,000 shares of common stock of Bennett Environmental U.S., Inc. (BEI) back to BEI for $820,000 plus 500,000 shares of BEI common stock. Bennett also agreed to reimburse the Fund for certain legal costs incurred in connection with the agreement.

(E) In September 1995, the Fund made follow-on investments in First Colony Acquisition Corp. totaling $187,500. The Fund's purchase included an additional 10,313 shares of the company's preferred stock and an additional 6% convertible note in the amount of $129,999. In addition, the interest rate on the Fund's existing $1,213,327 convertible note was increased from 4% to 6%.

(F) During fiscal 1995, Oh-La-La! Inc. filed for Chapter 11 bankruptcy protection. The assets of Oh-La-La! are being liquidated through court proceedings. The Fund currently expects to receive cash and/or equity securities of a public company at the conclusion of these proceedings.

(G) During the quarter ended August 31, 1995, the Fund had agreed to extend the maturity date of its $500,000 secured note due from Shells Seafood Restaurants, Inc. to February 29, 1996. The initial consideration negotiated for such extension, was the exchange of the Fund's warrant to purchase 10,000 shares of Shells preferred stock at $25.00 per share for a warrant to purchase 130,000 shares of Shells common stock at $3.15 per share. During the quarter ended November 30, 1995, such consideration was further negotiated, whereby the consideration received by the Fund for the note extension was increased from a warrant to purchase 130,000 shares of Shells common stock to a warrant to purchase 175,000 shares of Shells common stock at $3.15 per share.

(H) In November 1995, the Fund received $145,728 for the redemption of its 291,456 common stock warrants of Regency Holdings (Cayman) Inc.

See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended November 30,


                                                                                                 1995                1994
                                                                                             -------------      ---------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from repurchase agreements                                                       $     108,455      $       120,250
   Interest and dividends from portfolio investments                                                47,315              135,648
                                                                                             -------------      ---------------
   Total investment income                                                                         155,770              255,898
                                                                                             -------------      ---------------

Expenses:
   Administrative fee                                                                               42,510               44,701
   Professional fees                                                                               205,875               99,852
   Salary expense                                                                                   58,832               33,978
   Amortization of deferred organizational costs                                                     9,843                9,843
   Transfer agent and custodian fees                                                                 6,589                4,731
   Directors' fees and expenses                                                                     10,000                3,894
   Other operating expenses                                                                         59,202               55,826
                                                                                             -------------      ---------------
   Total expenses                                                                                  392,851              252,825
                                                                                             -------------      ---------------

Net investment income (loss)                                                                      (237,081)               3,073
                                                                                             -------------      ---------------

NET REALIZED AND UNREALIZED LOSS FROM
   PORTFOLIO INVESTMENTS

Net realized gain (loss) from portfolio investments                                               (376,015)             258,400
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                           305,062           (1,025,976)
                                                                                             -------------      ---------------
Net realized and unrealized loss from portfolio investments                                        (70,953)            (767,576)
                                                                                             -------------      ---------------

NET DECREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                           $    (308,034)     $      (764,503)
                                                                                             =============      ===============


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Nine Months Ended November 30,


                                                                                                  1995                1994
                                                                                              -------------       --------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from repurchase agreements                                                        $     309,403       $     240,341
   Interest and dividends from portfolio investments                                                338,723             535,747
                                                                                              -------------       -------------
   Total investment income                                                                          648,126             776,088
                                                                                              -------------       -------------

Expenses:
   Administrative fee                                                                               128,533             136,653
   Professional fees                                                                                292,788             183,569
   Salary expense                                                                                   161,277             105,620
   Amortization of deferred organizational costs                                                     29,529              29,529
   Transfer agent and custodian fees                                                                 17,967              10,797
   Directors' fees and expenses                                                                      22,952              18,963
   Other operating expenses                                                                          95,218              94,740
                                                                                              -------------       -------------
   Total expenses                                                                                   748,264             579,871
                                                                                              -------------       -------------

Net investment income (loss)                                                                       (100,138)            196,217
                                                                                              -------------       -------------

NET REALIZED AND UNREALIZED GAIN FROM
   PORTFOLIO INVESTMENTS

Net realized loss from portfolio investments                                                       (727,359)           (161,149)
Change in net unrealized appreciation of portfolio investments                                    1,157,456             669,307
                                                                                              -------------       -------------
Net realized and unrealized gain from portfolio investments                                         430,097             508,158
                                                                                              -------------       -------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                            $     329,959       $     704,375
                                                                                              =============       =============


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
For the Nine Months Ended November 30,


                                                                                                1995                 1994
                                                                                          ----------------     ----------

Change in net assets resulting from operations:

Net investment income (loss)                                                              $       (100,138)    $        196,217
Net realized loss from portfolio investments                                                      (727,359)            (161,149)
Change in net unrealized appreciation of portfolio investments                                   1,157,456              669,307
                                                                                          ----------------     ----------------
     Net increase in net assets resulting from operations                                          329,959              704,375
                                                                                          ----------------     ----------------

Decrease in net assets from distributions:

Distribution from net realized gains                                                                     -              (70,150)
Distribution from net investment income                                                                  -             (251,296)
Distribution in excess of net investment income                                                          -             (119,354)
                                                                                          ----------------     ----------------
Decrease in net assets from distributions                                                                -             (440,800)
                                                                                          ----------------     ----------------

Change in net assets from capital stock transactions:

Common Stock repurchased - Note 3                                                               (1,079,868)                   -
                                                                                          ----------------     ----------------

Total increase (decrease) in net assets for the period                                            (749,909)             263,575
Net assets at beginning of period                                                               17,715,073           17,548,222
                                                                                          ----------------     ----------------

NET ASSETS AT END OF PERIOD                                                               $     16,965,164     $     17,811,797
                                                                                          ================     ================


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended November 30,


                                                                                                   1995              1994
                                                                                              --------------    ---------

CASH FLOWS PROVIDED FROM (USED FOR ) OPERATING
   ACTIVITIES

Net investment income (loss)                                                                  $     (100,138)   $       196,217
Adjustments to reconcile net investment income (loss) to cash provided from (used for) operating activities:
Amortization of discounted receivable                                                                 (3,000)           (43,547)
Amortization of deferred organizational costs                                                         29,529             29,529
Increase (decrease) in payables                                                                     (121,377)            86,440
(Increase) decrease in receivables and other assets                                                   49,332           (181,747)
                                                                                              --------------    ---------------
Cash flows provided from (used for) operating activities                                            (145,654)            86,892
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Purchase of portfolio investments                                                                 (3,937,500)        (3,843,773)
Net proceeds from the sale of portfolio investments                                                1,427,759          5,776,510
Repayment/sale of notes                                                                            3,940,000          2,720,000
Deposit released from escrow                                                                               -            255,000
                                                                                              --------------    ---------------
Cash flows provided from investing activities                                                      1,430,259          4,907,737
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Common stock repurchased                                                                          (1,079,868)                 -
                                                                                              --------------    ---------------

Increase in cash and cash equivalents                                                                204,737          4,994,629
Cash and cash equivalents at beginning of period                                                   9,033,750          4,475,544
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    9,238,487    $     9,470,173
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

3.     Common Stock Repurchase Program

In May 1995, the Board of Director's increased the amount authorized for the repurchase of the Fund's common stock to an aggregate amount of $2 million. As of November 30, 1995, the Fund had repurchased 262,727 shares of its common stock for an aggregate cost of $1,079,868.

4.     Capital Stock Transactions

On March 20, 1995, the Fund paid a stock dividend to shareholders of record on March 13, 1995 in shares of preferred stock at the rate of .2 shares of preferred stock for each share of common stock. The preferred stock is convertible into shares of the Fund's common stock at any time until February 27, 1998. Each share of preferred stock is convertible into (i) 1.05 shares of common stock from the date of issuance through February 28, 1996, (ii) 1.25 shares of common stock from March 1, 1996 through February 28, 1997 and (iii)
1.33 shares of common stock from March 1, 1997 through February 27, 1998. The preferred stock will automatically convert into common stock on the earlier of
(i) a sale, transfer or other distribution of the shares of common stock upon which the dividend has been paid or (ii) February 27, 1998. The preferred stock is non-transferable. During the nine months ended November 30, 1995, 158,883 shares of preferred stock were converted into 166,827 shares of common stock.

4.     Litigation

The Fund is a respondent in an arbitration claim Warner v. Commonwealth Associates Growth Fund, Inc. before the American Arbitration Association commenced in December 1995 by Stephen J. Warner, the former President, Chief Executive Officer and Portfolio Manager of the Fund. The claim alleges breach of contract and fraud in connection with the termination of employment and consulting agreements between him

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


and the Company and damages in the amount of $200,000, plus punitive damages. The Fund has answered, moved to dismiss portions of, and asserted affirmative defenses to, the Statement of Claim. The Fund believes that the allegations in the Statement of Claim are without merit and intends to defend the arbitration vigorously.

5.     Subsequent Events

On October 11, 1995, Commonwealth Associates Asset Management, Inc. terminated the Administrative Agreement with the Company effective December 10, 1995. From such date to present, the Fund has been self administered.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended November 30, 1995 and 1994, the Fund had net realized and unrealized losses from portfolio investments of $70,953 and $767,576, respectively. For the nine months ended November 30, 1995 and 1994 the Fund had net realized and unrealized gains from portfolio investments of $430,097 and $508,158, respectively.

Realized Gains and Losses - For the three and nine months ended November 30, 1995, the Fund had a net realized loss from its portfolio investments of $376,015 and $727,359, respectively. During the three months ended November 30, 1995, the Fund sold 150,000 shares of Alamar Biosciences, Inc. common stock in the public market for $159,375, realizing a loss of $128,081. In September 1995, the Fund sold 55,555 shares of YES! Entertainment Corporation common stock in the public market for $305,538, realizing a loss of $393,662. Also, during the quarter ended November 30, 1995, the Fund realized a gain of $145,728 from the redemption of its Regency Holdings (Cayman), Inc. warrants back to the company. During the three months ended August 31, 1995, there were no realized gains or losses from portfolio investments. During the three months ended May 31, 1995, the Fund sold its 337,500 shares of Silverado Foods, Inc. common stock for $822,656, realizing a gain of $672,656. In March 1995, the Fund sold its investment in SR Communications Corp. ("SRC") for $200,000 in cash and a $40,000 promissory note (including $4,000 of imputed interest) payable in March 1996. This transaction resulted in a net realized loss of $14,000. Also, in May 1995, the Fund wrote-off its $60,000 investment in Radiator King International, Inc. and its $950,000 investment in Weir-Jones Marketing, Inc. due to continued operating and financial difficulties of these companies.

For the three and nine months ended November 30, 1994, the Fund had a net realized gain of $258,400 and a net realized loss of $161,149 from its portfolio investments, respectively. For the three months ended November 30, 1994, the Fund had a $258,400 realized gain from the sale of 47,852 common shares of Loronix Information Systems, Inc. During May and June 1994, the Fund had an additional $18,990 gain from the sale of 100,000 common shares of Alamar Biosciences, Inc. These gains were offset by a $438,539 realized loss from the sale of marketable securities completed in the first half of the Fund's 1994 fiscal year. In March 1994, the Fund sold its $1,500,000 investment in EMARC, Inc. for $1,500,000, resulting in no gain or loss.

Unrealized Gains and Losses - For the three and nine months ended November 30, 1995, the Fund had a net increase in unrealized appreciation of its portfolio investments totaling $305,062 and $1,157,456, respectively. The $1,157,456 increase for the nine months ended November 30, 1995 consisted of a $1,366,456 net unrealized gain due to the upward revaluation of the Fund's portfolio investments offset by a $209,000 net transfer from unrealized gain to realized gain relating to the sale of the Fund's investments in Silverado Foods, Regency, YES! Entertainment and Alamar, as discussed above. The $1,366,456 net unrealized gain for the nine months ended November 30, 1995, includes the $1,500,000 upward revaluation of the Fund's investment in Shells Seafood Restaurants, Inc., which is negotiating with investment bankers to underwrite an initial public offering.

For the three and nine months ended November 30, 1994, the Fund had a $1,025,976 net decrease and a $669,307 net increase in unrealized appreciation of its portfolio investments, respectively. The $669,307 increase to net unrealized appreciation includes an $831,256 unrealized gain reflecting the net upward revaluation of certain portfolio investments for the period, primarily Silverado Foods, which completed its initial public offering in August 1994. This unrealized gain was offset by a $161,949 net transfer from unrealized gain to realized gain relating to the portfolio investments and marketable securities sold during the nine month period, as discussed above.

Investment Income and Expenses
For the three months ended November 30, 1995 and 1994, the Fund had a net investment loss of $237,081 and net investment income of $3,073, respectively. For the nine months ended November 30, 1995 and 1994, the Fund had a net investment loss of $100,138 and net investment income of $196,217, respectively. An increase in interest earned from repurchase agreements for the nine months ended November 30, 1995 was more than offset by a decrease in interest and dividend income earned from portfolio investments for the nine months ended November 30, 1995 compared to the same period in 1994. Interest from repurchase agreements was $309,403 and $240,341 for the nine months ended November 30, 1995 and 1994, respectively. This increase resulted from an increase in funds invested in repurchase agreements and an increase in short-term interest rates during the nine months ended November 30, 1995. Interest and dividends earned from portfolio investments for the nine months ended November 30, 1995 and 1994 was $338,723 and $535,747, respectively. This decrease primarily resulted from a decrease in the income producing debt securities held by the Fund during the 1995 period compared to the same period in 1994 and the write-off during the 1995 period of accrued interest receivable relating to the Fund's debt investments in Weir-Jones Marketing, Inc. totaling $92,863, and Bennett Environmental, Inc. totaling $112,266. Aggregate investment income declined by $127,962 for the nine months ended November 30, 1995 coupled with an increase in operating expenses of $168,393 compared to the same period in 1994. The increase in operating expenses primarily was attributable to an increase in professional fees and salary expense for the nine months ended November 30, 1995, compared to the same period in 1994.

Commonwealth Associates Asset Management, Inc. (the "Administrator") was responsible for providing, or arranging for the provision of, the administrative services necessary for the operation of the Fund. As compensation for such services, the Administrator received an administrative fee at the annual rate of 1% of the net assets of the Fund. Such fee was determined and payable quarterly. For the three months ended November 30, 1995 and 1994, the administrative fee was $42,510 and $44,701, respectively. For the nine months ended November 30, 1995 and 1994, the administrative fee was $128,533 and $136,653, respectively. The Administrator terminated the Administrative Agreement effective December 10, 1995. The Fund has been self-administered since such termination.

Net Assets
At November 30, 1995, the Fund's net assets were $16,965,164, a decrease of $749,909 from net assets of $17,715,073 at February 28, 1995. Net assets resulting from operations for the nine month period increased $329,959, comprised of $100,138 of net investment loss and $430,097 of net realized and unrealized gain from portfolio investments. This increase was more than offset by a $1,079,868 decrease in net assets resulting from the repurchase by the Fund of 262,727 shares of its common stock in the public market during the period.

At November 30, 1995, the net asset value per share of common stock and preferred stock was $7.06 and $7.41, respectively. At February 28, 1995, the net asset value per share of common stock was $8.04. There was no preferred stock outstanding on February 28, 1995. The changes in net asset value per share of common stock and preferred stock for the nine months ended November 30, 1995 are discussed below.

On March 20, 1995, the Fund issued a 20% preferred stock dividend to shareholders of record on March 13, 1995. Based on the Fund's net assets of $17,715,073 at February 28, 1995, such dividend resulted in an initial allocation of net assets to preferred shareholders of approximately $3.1 million, or $6.97 per share of preferred stock. The allocation of net assets to preferred shareholders, therefore, resulted in a dilution to common shareholders of approximately $3.1 million, or $1.40 per share of common stock. Furthermore, during the nine months ended November 30, 1995, the Fund repurchased 262,727 shares of its common stock for $1,079,868. The effect of such repurchases increased the net asset value per share of common stock and preferred stock by $.28 and $.29, respectively. The increase in net assets from operations for the nine months ended November 30, 1995 of $329,959 increased the net asset value per share of common and preferred stock by $.14 and $.15, respectively.

For the nine months ended November 30, 1994, the Fund had a net increase in net assets from operations of $704,375, or $.32 per share of common stock, comprised of net investment income of $196,217 and net realized and unrealized gain from portfolio investments of $508,158. At November 30, 1994, the Fund's net assets were $17,811,797, or $8.08 per share of common stock.

Liquidity and Capital Resources

The Fund invests its available cash in repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Such investments provide the Fund with the liquidity necessary to purchase portfolio investments as opportunities for investment arise.

On November 30, 1995, the Fund had cash and cash equivalents totaling $9,238,487 available to fund operations and to purchase additional portfolio investments. The available funds balance represents an increase of $204,737 from such balance at February 28, 1995. For the three and nine months ended November 30, 1995, the Fund earned $108,455 and $309,403 from such investments, respectively. Interest earned from these investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

During the nine months ended November 30, 1995, the Fund used $1,079,868 to repurchase 262,727 shares of its common stock. Additionally, during the period, the Fund made new and follow-on investments totaling $3,937,500 and received $5,367,759 from the sale of certain portfolio investments and the repayment of certain debt securities. Additionally, the Fund used $145,654 to fund operations for the nine months ended November 30, 1995.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Fund is not party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.       Other Information.

On October 11, 1995, Commonwealth Associates Asset Management, Inc. terminated the Administrative Agreement with the Fund effective December 10, 1995. From such date to present, the Fund has been self-administered.

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



Date:         January 12, 1996