Form 10-K
period 1996-02-29
MICROCAP FUND INC
filed 1996-06-13
CIK 896717

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 29, 1996

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

575 Fifth Avenue, 37th floor
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

                             Shares of Common Stock
================================================================================
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting common stock on May 15, 1996 held by non-affiliates of the Registrant, based upon the last price reported by NASDAQ on such date, was $12,481,360(1). The number of shares outstanding of the Registrant's common stock at the close of business on May 15, 1996 was 2,112,964.


(1) This amount does not include the aggregate market value of 253,367 shares of preferred stock currently convertible into 316,709 shares of common stock, which would have an aggregate value of $1,939,841 on May 15, 1996.



                       Documents Incorporated By Reference


Portions of the Registration Statement of the Registrant dated March 19, 1993, as supplemented by a supplement thereto dated March 29, 1993, are incorporated by reference in Part I and Part III hereof.

                                     PART I

Item 1.       Business.

Formation

The MicroCap Fund, Inc., formerly Commonwealth Associates Growth Fund, Inc. (the "Fund" or the "Registrant"), is a Maryland corporation formed on January 26, 1993. The Fund is a non-diversified, closed-end management investment company, operating as a business development company under the Investment Company Act of 1940. The Fund has registered its securities under the Securities Act of 1933. The Fund's investment objective is to achieve long-term capital appreciation of assets, rather than current income, by investing in debt and equity securities of emerging and established companies that management believes offer significant growth potential. The investment activities of the Fund are managed by the Fund's employees. Mr. Kamal Mustafa is the President, Chief Executive Officer and Portfolio Manager of the Fund. Mr. Joseph Lucchese is the Fund's Treasurer, Secretary and Chief Financial Officer. Information concerning Messieurs Mustafa and Lucchese is included in Part III hereof.

On March 19, 1993, the Fund's Registration Statement on Form N-2 (File No. 33-57696) was declared effective. On March 29, 1993, the Fund completed its initial public offering of 2,100,000 shares of common stock at $10.00 per share. The sole underwriter of the Fund's initial public offering was Commonwealth Associates, a broker-dealer and investment banking firm. In April 1993, the Fund sold an additional 94,000 shares of common stock at $10.00 per share as part of an over-allotment option granted to the underwriter. As a result, the Fund sold a total of 2,194,000 shares of common stock in its initial public offering, realizing gross proceeds totaling $21,940,000. In connection with the initial public offering of its common stock the Fund paid to Commonwealth Associates, selling commissions totaling $1,535,800 and an unaccountable expense allowance totaling $548,500. Additionally, the Fund incurred other offering and organizational costs associated with its public offering totaling $589,332. Net proceeds to the Fund from the initial public offering, after payment of the selling commissions, offering and organizational costs and unaccountable expense allowance totaled $19,266,368, or $8.78 per common share.

From its inception to December 10, 1995, Commonwealth Associates Asset Management, Inc. ("CAAM"), an affiliate of Commonwealth Associates, was the Fund's administrator, responsible for the accounting, reporting and other administrative functions necessary for the operation of the Fund. During such period, CAAM was paid an administrative fee at an annual rate of 1% of the Fund's net assets. Such fee was calculated and paid quarterly. Since December 11, 1995, the Fund has been self-administered.

On March 2, 1993, prior to the Fund's initial public offering, CAAM purchased 10,000 shares of the Fund's common stock for $100,000, or $10.00 per share. As a result, total net proceeds to the Fund from the sale of its common stock during 1993 totaled $19,366,368, or $8.79 per common share.

Portfolio Investments

The Fund primarily invests in debt and equity securities of emerging and established companies and offers certain managerial assistance to such companies. To a lesser extent, the Fund may invest in the marketable securities of public companies with low market capitalizations that management believes offer significant growth potential.

During the year ended February 29, 1996 ("fiscal 1996"), the Fund invested $3,937,500 in two new portfolio investments. Also during fiscal 1996, the Fund sold certain portfolio investments for $2,536,547, resulting in a net realized loss of $51,009. Two other portfolio investments were written-off during fiscal 1996, resulting in an additional realized loss of $1,010,000. Additionally, promissory notes due from two portfolio companies totaling $3,940,000 were repaid to the Fund with interest. These portfolio transactions are discussed in more detail below. On February 29, 1996, the Fund held investments in 9 portfolio companies with an aggregate cost of $4,783,156 and a fair value of $6,939,805.

New Investments During Fiscal 1996
On March 31, 1995, the Fund invested $1,750,000 in First Colony Acquisition Corp., a retailer of gourmet coffee beans, acquiring 96,250 shares of preferred stock, a $1,213,327 4% convertible promissory note and a warrant to purchase 7,560 shares of First Colony common stock at $5.00 per share. On September 27, 1995, the Fund invested an additional $187,500 in First Colony. The Fund acquired an additional 10,312 shares of preferred stock and exchanged its $1,213,327 4% note for a $1,343,326 6% convertible promissory note due from the company on November 1, 1997.

On May 8, 1995, the Fund invested $2,000,000 in Unigene Laboratories, Inc., a pharmaceutical company developing treatments for osteoporosis, acquiring a $2,000,000 13% promissory note and warrants to purchase 75,000 shares of Unigene common stock at $1.80 per share. During fiscal 1996, in consideration for extending the original maturity date on the promissory note due from Unigene, the Fund received an increase in the interest rate on the promissory note to 24.5% and an additional 825,000 warrants to purchase Unigene common stock along with a reduction in the strike price of all such warrants to $1.38 per share. In November 1995, the Fund sold the $2,000,000 promissory note, along with accrued interest thereon, and 225,000 warrants to purchase Unigene common stock for $2,221,330. The sale resulted in no gain or loss to the Fund, since $221,330 was recorded as interest income during fiscal 1996. On February 29, 1996, the Fund held warrants to purchase 675,000 common shares of Unigene for $1.38 per share. The Fund has committed to transfer 60,000 of its Unigene warrants to unaffiliated consultants for the payment of certain consulting and other transaction costs incurred during fiscal 1996.

Liquidations and Other Portfolio Transactions Completed in Fiscal 1996
On March 24, 1995, the Fund sold its $250,000 investment in SR Communications Corp. for $200,000 and a $40,000 non-interest bearing promissory note. The Fund realized a $14,000 loss and recorded $4,000 of interest income from this transaction.

In May 1995, the Fund sold its 337,500 common shares of Silverado Foods, Inc. for $822,656, realizing a gain of $672,656.

In June 1995, the Fund wrote-off its investments in Radiator King International, Inc. and Weir-Jones Marketing, Inc. due to continued business and financial difficulties at these companies. The Fund realized a loss of $1,010,000 in fiscal 1996 from the write-off of these two investments.

In September 1995, the Fund sold its 55,555 common shares of YES! Entertainment Corporation for $305,538, realizing a loss of $393,662.

In October 1995, the Fund sold 150,000 common shares of Accumed International, Inc. (formerly Alamar Biosciences, Inc.) for $159,375, realizing a loss of $128,081.

During March 1995, in consideration for extending the maturity date of its demand note due from Regency Holdings (Cayman) Inc., the Fund's warrant to purchase common shares of Regency was adjusted, increasing the number of shares from 211,200 to 291,456. In November 1995, the Fund redeemed the 291,456 common stock warrants for $145,728, realizing a gain of $145,728. The Fund also received the repayment of its $1,940,000 promissory note due from the company, along with accrued interest thereon.

In December 1995, the Fund sold its $1.2 million secured promissory note and warrant to purchase 900,000 common shares of Bennett Environmental U.S., Inc. in a private transaction for a cash payment of $820,000 and 450,000 common shares of Bennett Environmental. This transaction resulted in a realized loss of $333,650 for fiscal 1996.

During fiscal 1996, the Fund agreed to several extensions of the maturity date of its promissory notes due from Shells Seafood Restaurants, Inc. In consideration for such extensions, the Fund exchanged its warrant to purchase 10,000 shares of Shells preferred stock at $25.00 per share for warrants to purchase 325,000 shares of Shells common stock at prices ranging from $3.15 to $3.75 per share. Subsequent to the end of fiscal 1996, in April 1996, Shells completed its initial public offering at $5.00 per share. In connection with the offering, the Fund received the repayment of its $1,310,000 senior note, along with accrued interest thereon.

Portfolio Transaction Summary for the Fiscal Year Ended February 29, 1996

Portfolio transactions completed during the year ended February 29, 1996, resulted in a realized loss of $1,061,009. As shown below these transactions returned $6,476,547 (including cash proceeds of $6,429,297) to the Fund and reduced its net asset value for the year by $1,054,803. This reduction was offset by a $2,115,082 increase to the carrying value of the Fund's remaining portfolio investments during the year, primarily due to the increase in the fair value of Shell's Seafood Restaurants, as shown below. The completed portfolio transactions and revaluations increased the Fund's net asset value on a net basis by $1,060,279 for the year ended February 29, 1996.

                                                                                                                Effect to
                                                                                    Fair Value                 Net Assets
Investment                                                   Return                 at 2/28/95               for Y/E 2/29/96

Sales and Write-Offs during Y/E 2/29/96:
Accumed International, Inc. (stock)                     $       159,375           $      151,875            $         7,500
Bennett Environmental Inc.                                      867,250                  720,900                    146,350
Radiator King International, Inc.                                     0                   60,000                    (60,000)
Regency Holdings (Cayman, Inc.)                               2,085,728                1,940,000                    145,728
Silverado Foods, Inc.                                           822,656                  759,375                     63,281
SR Communications Corp.                                         236,000                  250,000                    (14,000)
Unigene Laboratories, Inc. (note)                             2,000,000                2,000,000                          0
Weir-Jones Marketing, Inc.                                            0                  950,000                   (950,000)
Yes! Entertainment Corporation                                  305,538                  699,200                   (393,662)
                                                        ---------------           --------------            ---------------

Sub-total from sales and write-offs                     $     6,476,547           $    7,531,350                 (1,054,803)
                                                        ===============           ==============            ---------------

Revaluations During Y/E 2/29/96:
Accumed International, Inc. (warrants)                                                                              162,325
Optiva Corporation                                                                                                  450,000
Shells Seafood Restaurants, Inc.                                                                                  1,158,750
Unigene Laboratories, Inc. (warrants)                                                                               343,980
                                                                                                            ---------------

Sub-total from revaluations                                                                                       2,115,055

Net Change to Net Assets for Year Ended
   February 29, 1996                                                                                        $     1,060,252
                                                                                                            ===============

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

Employees

As of May 15, 1996, the Fund had four full-time employees. From the inception of the Fund to December 10, 1995, in order to facilitate the payroll process, an affiliate of CAAM, the Fund's former administrator, paid the salaries of the Fund's officers and employees. The Fund then reimbursed CAAM on a quarterly basis for allocated salary amounts. Subsequent to December 10, 1995, the Fund has paid its employees directly through its own payroll process.

Item 2.       Properties.

From its inception to December 10, 1995, the Fund did not own or lease physical properties. Office space and the use of other equipment was provided to the Fund by CAAM under the administrative services agreement with CAAM. The Fund rented temporary office space from December 10, 1995 to March 3, 1996. Since March 4, 1996, the Fund has leased office space from an affiliate of the Fund's president on a monthly basis, at the rate of $1,800 per month, and has leased or purchased its own furniture and fixtures and other office equipment.

Item 3.       Legal Proceedings.

The Fund is a respondent in an arbitration claim Warner v. Commonwealth Associates Growth Fund, Inc. before the American Arbitration Association commenced in December 1995 by Stephen J. Warner, the former president, chief executive officer and portfolio manager of the Fund. The claim alleges breach of contract and fraud in connection with the termination of employment and consulting agreements between him and the Fund and damages in the amount of $200,000, plus punitive damages. The Fund has answered, moved to dismiss portions of, and asserted affirmative defenses to, the Statement of Claim. This arbitration has been stayed indefinitely by agreement of the parties. Management of the Fund believes that the allegations in the Statement of Claim are without merit and intends to defend the arbitration vigorously.

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleges fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. The complaint claims that the defendants, through a pattern of deception and fraudulent concealments, used the Fund to collect underwriting, placement, consulting and other fees and warrants from the Fund's portfolio companies for the benefit of the defendants instead of acting in the best interests of the Fund and its shareholders. The claim alleges that the defendants' illegal actions have damaged the Fund in an amount of not less than $5 million.

The Fund is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Fund, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Fund has denied liability for the claims set forth in the Precautionary Proof of Claim.

Regency Holdings (Cayman) Inc. and Regency Maritime Corp., Plaintiffs v. The MicroCap Fund, Inc. f/k/a Commonwealth Associates Growth Fund, Inc., et al. Regency Holdings (Cayman) Inc. and Regency Maritime Corp. (collectively "Regency") along with other related entities are Debtors in a bankruptcy proceeding pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy proceeding, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa ("Mustafa"), an officer of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these funds. Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. The Fund has served an answer denying the allegations of the complaint and is vigorously contesting Regency's claims. At the present time, discovery is underway to determine the validity of the allegations asserted by Regency.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report. The 1996 Annual Meeting of Shareholders has not been scheduled.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The Fund has 10,000,000 shares of common stock authorized, of which 2,388,253 shares were issued and 2,098,026 shares were outstanding on February 29, 1996. The Fund also has 2,000,000 shares of preferred stock authorized, of which 440,800 shares were issued and 265,317 shares were outstanding as of February 29, 1996.

On February 28, 1995, the Fund declared a stock dividend, payable on March 20, 1995 to shareholders of record on March 13, 1995 in shares of preferred stock at the rate of .2 shares of preferred stock for each share of common stock then outstanding. The preferred stock is convertible into shares of the Fund's common stock at any time until February 27, 1998. Each share of preferred stock is convertible into (i) 1.05 shares of common stock from the date of issuance through February 28, 1996, (ii) 1.25 shares of common stock from March 1, 1996 through February 28, 1997 and (iii) 1.33 shares of common stock from March 1, 1997 through February 27, 1998. The preferred stock will automatically convert into common stock on the earlier of (i) a sale, transfer or other distribution of the shares of common stock upon which the dividend has been paid or (ii) February 27, 1998. The preferred stock is non-transferable. In connection with such dividend, the Fund issued 440,800 shares of series A convertible preferred stock on March 20, 1995. During fiscal 1996, 175,483 shares of preferred stock were converted into 184,253 shares of the Fund's common stock.

The Board of Directors of the Fund has authorized the repurchase of the Fund's common stock up to an aggregate amount of $2,000,000. As of February 29, 1996, the Fund had repurchased 290,227 shares of common stock for an aggregate cost of $1,226,993, or an average cost of $4.23 per share.

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

                                                                                 Price Per Share
                                                                           High                   Low
Fiscal year ended February 28, 1994:
    First Quarter (commencing March 19, 1993)                            $  10.50              $   9.75
    Second Quarter                                                          10.00                  8.50
    Third Quarter                                                            9.25                  8.25
    Fourth quarter                                                           9.00                  8.50
Fiscal year ended February 28, 1995:
    First quarter                                                            8.25                  7.00
    Second quarter                                                           8.00                  7.50
    Third quarter                                                            8.00                  6.25
    Fourth quarter                                                           6.75                  6.00
Fiscal year ended February 28, 1996:
    First quarter                                                            6.50                  4.00
    Second quarter                                                           5.25                  4.00
    Third quarter                                                            5.38                  4.38
    Fourth quarter                                                           6.00                  4.50
Fiscal year ending February 28, 1997:
    First quarter (through May 15, 1996)                                     6.38                  4.25

The closing bid price of the Fund's common stock on May 15, 1996 as reported by NASDAQ was $6.125 per share. As of May 15, 1996, there were 12 holders of record of common stock. Certain holders of record hold common shares for approximately 800 beneficial owners.

Item 6.       Selected Financial Data.

                                                                                                               Period From
                                                                                                             March 19, 1993
                                                                Fiscal                   Fiscal               (Commencement
                                                              Year Ended               Year Ended           of Operations) to
                                                           February 29, 1996        February 28, 1995       February 28, 1994
                                                           -----------------        -----------------    --------------------
Operating Data:

Net investment income (loss) (interest and
   dividend income less operating expenses)                 $     (313,174)         $      220,352           $       55,079

Net realized loss from portfolio investments                $   (1,061,009)         $     (161,149)          $   (1,557,030)

Net change in unrealized appreciation or
   depreciation of investments                              $    2,121,261          $      548,448           $     (513,060)

Net realized and unrealized gain (loss) from
   portfolio investments                                    $    1,060,252          $      387,299           $   (2,070,090)

Net increase (decrease) in net assets resulting
   from operations                                          $      747,078          $      607,651           $   (2,015,011)

Distributions from net realized gains                                    -          $       70,150                        -

Distributions from net investment income                                 -          $      275,431                        -

Distributions in excess of net investment income                         -          $       95,219                        -

Total cash distributions                                                 -          $      440,800                        -

Amounts Per Common Share*:

Net investment income (loss)                                      $  (.13)                  $  .10                $    0.03

Net realized and unrealized gain (loss) from
   portfolio investments                                          $    .44                  $  .18                $  (0.94)

Net increase (decrease) in net assets resulting
   from operations                                                $    .31                  $  .28                $  (0.91)

Cash distributions                                                       -                  $  .20                        -

Amounts Per Preferred Share*:

Net investment (loss)                                             $  (.14)                       -                        -

Net realized and unrealized gain from portfolio
   investments                                                    $    .46                       -                        -

Net increase in net assets resulting from operations              $    .32                       -                        -

                                                                 As of                    As of                   As of
                                                           February 29, 1996        February 28, 1995       February 28, 1994
                                                           -----------------        -----------------    --------------------
Balance Sheet Data:

Total assets                                                $   17,568,711          $   18,054,440           $   17,739,168

Net assets                                                  $   17,235,158          $   17,715,073           $   17,548,222

Cash and cash equivalents                                   $    9,878,280          $    9,033,750           $    4,475,544

Portfolio investments at fair value                         $    6,939,805          $    8,371,350           $   11,645,538

Per Share Amount:

Net assets per share of common stock                            $ 7.25                 $ 8.04                     $ 7.96

Net assets per share of preferred stock                         $ 7.61                       -                         -

* Based on weighted average number of shares outstanding for each respective period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund commenced operations on March 19, 1993 and completed its initial public offering of common stock in two separate closings in March 1993 and April 1993. The Fund sold a total of 2,194,000 shares of common stock at $10.00 per share in the offering. Additionally, in March 1993, Commonwealth Associates Asset Management, Inc. ("CAAM"), the Fund's former administrator, purchased 10,000 shares of the Fund's common stock for $100,000, or $10.00 per share. Gross proceeds received by the Fund from the sale of its common stock totaled $22,040,000 and net proceeds after the payment of the selling commissions, offering and organizational expenses and unaccountable expense allowance totaled $19,366,368.

During the fiscal year ended February 29, 1996, the Fund purchased portfolio investments totaling $3,937,500. Also during the year, the Fund received net cash proceeds totaling $2,393,922 from the sale of certain portfolio investments and the debt investments of two portfolio companies totaling $3,940,000 were repaid to the Fund with interest. Additionally, the Fund used $1,226,993 to repurchase its own common stock. See Note 6 of Notes to Financial Statements.

As of February 29, 1996, the Fund had cash and cash equivalents of $9,878,280. The Fund's cash balance provides the liquidity necessary to purchase additional portfolio investments or shares of capital stock of the Fund as opportunities for such investments arise. The Fund invests its available cash in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the fiscal years ended February 29, 1996 ("fiscal 1996") and February 28, 1995 ("fiscal 1995") and for the period from March 19, 1993 (commencement of operations) to February 28, 1994 (the "1994 period"), totaled $444,621, $367,122 and $306,520, respectively. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and changes in the Fund's available cash balances.

In April 1996, subsequent to the end of fiscal 1996, the Fund received $1.61 million from Shells Seafood Restaurants, Inc. representing the repayment of the Fund's $1.31 million senior note plus interest.

On May 9, 1996, the Fund's Board of Directors adopted a plan of liquidation pursuant to which the Fund will convert its remaining assets into cash, provide for all of its liabilities and distribute the net cash to shareholders. The Board of Directors will recommend that the liquidation plan be approved at the next annual meeting of shareholders to be held in 1996. Approval by the holders of the common stock and preferred stock voting together as a single class and by the preferred stock voting as a separate class is required to approve the plan of liquidation. The Fund will make an initial distribution of a portion of its available cash to shareholders as soon as possible after approval is obtained. Additional distributions will be made from time to time from the proceeds of asset sales, after the payment of and reserve for liabilities. At any time prior to one year from the date of approval of the plan of liquidation, any remaining assets of the Fund will be transferred to a liquidating trust to be supervised by independent trustees.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments - For fiscal 1996 and fiscal 1995, the Fund had a net realized and unrealized gain from its portfolio investments of $1,060,252 and $387,299, respectively. For the 1994 period, the Fund had a net realized and unrealized loss from its portfolio investments of $2,070,090.

The $1,060,252 net realized and unrealized gain for fiscal 1996 was comprised of a $1,061,009 net realized loss from the sale and write-off of certain portfolio investments during the year, which was more than offset by a $2,121,261 increase to net unrealized appreciation of portfolio investments during fiscal 1996.

The $1,061,009 net realized loss incurred during fiscal 1996 was comprised of the following transactions:
      In March 1995, the Fund sold its $250,000 investment in SR Communications Corp. for $200,000 and a $40,000 non-interest bearing promissory note. The Fund realized a $14,000 loss and recorded $4,000 of interest income from this transaction.

      In May 1995,  the Fund sold its 337,500  common  shares of Silverado  Foods,  Inc. in a private  transaction  for $822,656, realizing a gain of $672,656.
      In June 1995, the Fund wrote-off its investments in Radiator King International,  Inc. and Weir-Jones  Marketing,  Inc. due
     to continued business and financial  difficulties at these companies.  The Fund realized a loss of $1,010,000 in fiscal 1996 from the write-off of these two investments.
      In September 1995, the Fund sold its 55,555 common shares of YES! Entertainment Corporation for $305,538,  realizing a loss of $393,662.
      In October 1995, the Fund sold 150,000 common shares of Accumed  International,  Inc. (formerly Alamar  Biosciences,  Inc.)
     for $159,375, realizing a loss of $128,081.
      In November  1995,  the Fund received  $145,728 for the  redemption of its
     291,456 common stock warrants of Regency Holdings (Cayman) Inc.,  resulting in a realized gain of $145,728.
      In December 1995, the Fund sold its $1.2 million  promissory note and warrant to purchase  900,000 common shares of Bennett
     Environmental  U.S.,  Inc. in a private  transaction for $820,000 and 450,000 common shares of Bennett  Environmental.  This transaction resulted in a realized loss of $333,650 for fiscal 1996.

The Fund's $2,121,261 net increase in net unrealized appreciation of portfolio investments for fiscal 1996 includes a $1,850,261 net unrealized gain due to the net upward revaluation of certain portfolio investments during the year, primarily Shells Seafood Restaurants, Inc., which completed its initial public offering in April 1996. Net unrealized appreciation of portfolio investments also increased due to the net transfer of $271,000 from unrealized loss to realized loss relating to the portfolio investments sold or written-off during fiscal 1996, as discussed above.

For fiscal 1995, the Fund's $387,299 net realized and unrealized gain from portfolio investments was comprised of a $161,149 net realized loss from the sale of certain portfolio investments during fiscal 1995, which was more than offset by a $548,448 increase in unrealized appreciation of portfolio investments for fiscal 1995.

The $161,149 net realized loss for fiscal 1995 resulted from the sale of certain portfolio investments. During fiscal 1995, the Fund sold 47,852 common shares of Loronix Information Systems, Inc. in the public market for $258,400, realizing a gain of $258,400. Such shares were received by the Fund in September 1994 as a result of a non-cash exercise of a net issuance provision in the Fund's warrant agreement to purchase common stock of Loronix. In May and June 1994, the Fund sold 100,000 common shares of Accumed International in the public market for $210,625, realizing a gain of $18,987. These gains were offset by a $438,536 net realized loss from the liquidation of the Fund's portfolio of small-cap marketable securities during the first half of fiscal 1995.

The $548,448 increase to net unrealized appreciation for fiscal 1995 includes a $710,397 net unrealized gain primarily reflecting the upward revaluation of the Fund's investment in Silverado Foods, Inc. due to that company's initial public offering, which was completed in August 1994. The $710,397 unrealized gain was offset by the transfer of $161,949 from net unrealized gain to realized gain related to the portfolio investments sold during fiscal 1995, as discussed above.

For the 1994 period, the Fund's $2,070,090 net realized and unrealized loss from portfolio investments was comprised of a $1,557,030 net realized loss from the sale of certain portfolio investments and a $513,060 decrease in net unrealized appreciation of portfolio investments during the 1994 period. In February 1994, the Fund's $1,200,000 promissory note due from Computer Integration Corporation ("CIC") was canceled in exchange for cash payments totaling $1,000,000, which were payable over a 10 month period. This transaction resulted in a realized loss of $248,094 from the Fund's investment in CIC. Also during the 1994 period, the Fund wrote-off its $450,000 investment in The Complete Systems Corporation, genesys and $960,000 of its $1,200,000 investment in Oh-La-La! Inc. due to business and financial difficulties at these companies. These losses were offset by a $101,064 net realized gain from the sale of certain small-cap marketable securities during the 1994 period.

The $513,060 decrease to net unrealized appreciation for the 1994 period primarily resulted from the downward revaluation of the Fund's investment in Bennett Environmental U.S., Inc., a privately-held portfolio company, due to operating and financial difficulties at the company.

Portfolio Transaction Summary for the Fiscal Year Ended February 29, 1996

Portfolio transactions completed during the year ended February 29, 1996, resulted in a realized loss of $1,061,009. As shown below these transactions returned $6,476,547 (including cash proceeds of $6,429,297) to the Fund and reduced its net asset value for the year by $1,054,803. This reduction was offset by a $2,115,082 increase to the carrying value of the Fund's remaining portfolio investments during the year, primarily due to the increase in the fair value of Shell's Seafood Restaurants, as shown below. The completed portfolio transactions and revaluations increased the Fund's net asset value on a net basis by $1,060,279 for the year ended February 29, 1996.

                                                                                                                Effect to
                                                                                    Fair Value                 Net Assets
Investment                                                   Return                 at 2/28/95               for Y/E 2/29/96

Sales and Write-Offs during Y/E 2/29/96:
Accumed International, Inc. (stock)                     $       159,375           $      151,875            $         7,500
Bennett Environmental Inc.                                      867,250                  720,900                    146,350
Radiator King International, Inc.                                     0                   60,000                    (60,000)
Regency Holdings (Cayman, Inc.)                               2,085,728                1,940,000                    145,728
Silverado Foods, Inc.                                           822,656                  759,375                     63,281
SR Communications Corp.                                         236,000                  250,000                    (14,000)
Unigene Laboratories, Inc. (note)                             2,000,000                2,000,000                          0
Weir-Jones Marketing, Inc.                                            0                  950,000                   (950,000)
Yes! Entertainment Corporation                                  305,538                  699,200                   (393,662)
                                                        ---------------           --------------            ---------------

Sub-total from sales and write-offs                     $     6,476,547           $    7,531,350                 (1,054,803)
                                                        ===============           ==============            ---------------

Revaluations During Y/E 2/29/96:
Accumed International, Inc. (warrants)                                                                              162,325
Optiva Corporation                                                                                                  450,000
Shells Seafood Restaurants, Inc.                                                                                  1,158,750
Unigene Laboratories, Inc. (warrants)                                                                               343,980
                                                                                                            ---------------

Sub-total from revaluations                                                                                       2,115,055

Net Change to Net Assets for Year Ended
   February 29, 1996                                                                                        $     1,060,252
                                                                                                            ===============

Investment Income and Expenses

For fiscal 1996, the Fund had a net investment loss (interest and dividend income less operating expenses) of $313,174. For fiscal 1995 and for the 1994 period, the Fund had net investment income of $220,352 and $55,079, respectively. The $533,526 decrease in net investment income for fiscal 1996 compared to fiscal 1995 reflects a $203,497 decrease in investment income and a $330,029 increase in operating expenses for the respective periods. Investment income was $850,470 and $1,053,967 for fiscal 1996 and fiscal 1995, respectively. The $203,497 decline in investment income reflects a $280,996 decline in interest and dividends from portfolio investments partially offset by a $77,499 increase in interest from short-term investments. The decline in interest and dividends from portfolio investments, primarily is the result of the reversal during fiscal 1996 of approximately $205,000 of accrued interest relating to promissory notes due from Bennett Environmental and Weir-Jones that were sold or written-off during fiscal 1996. The increase in interest earned from short-term investments resulted from an increase in the amount of funds invested in short-term investments during fiscal 1996 compared to fiscal 1995 and increased interest rates during the 1996 period. The $330,029 increase in operating expenses for fiscal 1996 compared to fiscal 1995 primarily is due to an increase in salary expense and legal fees during fiscal 1996. Salary expense was $328,901 for fiscal 1996, up from $177,273 for fiscal 1995. This reflects increases in officers' salaries and the addition of full time staff from two in fiscal 1995 to four in fiscal 1996. Legal fees were $384,993 for fiscal 1996, up from $180,826 for fiscal 1995. This increase primarily is due to increased litigation proceedings involving the Fund and the continued restructuring of certain of the Fund's portfolio investments. See Note 10 of notes to financial statements.

The $165,273 increase in net investment income for fiscal 1995 compared to the 1994 period resulted from a $392,977 increase in investment income, partially offset by a $227,704 increase in operating expenses for fiscal 1995. Investment income was $1,053,967 and $660,990 for fiscal 1995 and for the 1994 period, respectively. The increase for fiscal 1995 primarily was the result of a $332,375 increase in interest and dividend income earned from portfolio investments, due to an increase in the number of interest bearing debt securities held during fiscal 1995 compared to the 1994 period. For fiscal 1995 and for the 1994 period, the Fund's operating expenses were $833,615 and $605,911, respectively. The increase in operating expenses for fiscal 1995 includes a $132,991 increase in legal and accounting fees and a $41,378 increase in mailing and printing expenses for fiscal 1995.

From the inception of the Fund to December 10, 1995, CAAM was responsible for the administrative services necessary for the operation of the Fund. In return for such services, CAAM received an administrative fee at the annual rate of 1% of the net assets of the Fund. Such fee was determined and payable quarterly. Since December 11, 1995, the Fund has been self administered. As a result, the Fund provided for and paid its own administrative expenses for the period from December 11, 1995 to February 29, 1996. The administration expense incurred by the Fund for fiscal 1996, fiscal 1995 and for the 1994 period was $167,113, $181,052 and $181,816, respectively. The administrative fee paid to CAAM during the same periods was $133,332, $181,052 and $181,816, respectively. Under the 1% administrative agreement with CAAM the Fund would have incurred an administrative fee of $38,396 for the period from December 11, 1995 to February 29, 1996 compared to the actual administrative expense incurred during this period of $33,781.

Net Assets
For fiscal 1996, the Fund had a net increase in net assets resulting from operations of $747,078, comprised of the net realized and unrealized gain from portfolio investments of $1,060,252 offset by the net investment loss of $313,174. This increase was more than offset by a $1,226,993 decrease in net assets resulting from the repurchase by the Fund of 290,227 shares of its own common stock in the public market during fiscal 1996. As a result, the Fund's net assets decreased $479,915 to $17,235,158 at February 29, 1996, or $7.25 per share of common stock and $7.61 per share of preferred stock. At February 28, 1995, the net asset value per share of common stock was $8.04. There was no preferred stock outstanding on February 28, 1995. The changes in net asset value per share of common stock and preferred stock for fiscal 1996 are discussed below.

On March 20, 1995, the Fund issued a 20% preferred stock dividend to shareholders of record on March 13, 1995. Based on the Fund's net assets of $17,715,073 at February 28, 1995, such dividend resulted in an initial allocation of net assets to preferred shareholders of approximately $3.1 million, or $6.97 per share of preferred stock. The allocation of net assets to preferred shareholders, therefore, resulted in a dilution to common shareholders of approximately $3.1 million, or $1.40 per share of common stock. Furthermore, during fiscal 1996, the Fund repurchased 290,227 shares of its common stock for $1,226,993. The effect of such repurchases increased the net asset value per share of common and preferred stock by $.30 and $.31, respectively. The increase in net assets from operations for fiscal 1996 of $747,078 increased the Fund's net asset value by $.31 and $.33 per share of common and preferred stock, respectively.

For fiscal 1995, the Fund had a net increase in net assets resulting from operations of $607,651, or $.28 per share of common stock, comprised of net investment income totaling $220,352 and net realized and unrealized gain from portfolio investments of $387,299. Additionally, the Fund's net assets declined $440,800 as a result of the cash distribution of $.20 per share of common stock paid to shareholders on December 12, 1994. As a result, the Fund's net assets increased $166,851 to $17,715,073 at February 28, 1995, or $8.04 per share of common stock, an increase of $.08 per share from $17,548,222, or $7.96 per share of common stock, at February 28, 1994.

The Fund completed its initial public offering in April 1993, selling 2,194,000 shares of its common stock at $10 per share. Gross proceeds raised in the offering totaled $21,940,000. For the 1994 period, the Fund had a net decrease in net assets resulting from operations of $2,015,011, or $.91 per share of common stock, comprised of a $2,070,090 net realized and unrealized loss from portfolio investments offset by $55,079 of net investment income. Additionally, the Fund's net assets decreased $2,476,767, or $1.13 per share, as a result of the selling and offering expenses incurred in connection with the Fund's initial public offering. The Fund's net assets at February 28, 1994 were $17,548,222, or $7.96 per share of common stock, a decrease of $2.04 per share from the initial public offering price of $10.00 per share.

Cash Distributions

During fiscal 1995, on December 12, 1994, the Fund made a cash distribution to common shareholders totaling $440,800, or $0.20 per share of common stock. There were no cash distributions made during fiscal 1996 or for the 1994 period.

Item 8.       Financial Statements and Supplementary Data.


                             THE MICROCAP FUND, INC.
                                      INDEX


Independent Auditors' Report

Statements  of Assets and  Liabilities  as of February 29, 1996 and February 28,
1995

Schedules of Portfolio Investments as of February 29, 1996 and February 28, 1995

Statements of Operations for the years ended February 29, 1996 and February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994

Statements of Changes in Net Assets for the years ended February 29, 1996 and February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994

Statements of Cash Flows for the years ended February 29, 1996 and February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994

Notes to Financial Statements

Note - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT




The MicroCap Fund, Inc.

We have audited the accompanying statements of assets and liabilities of The MicroCap Fund, Inc. (the "Fund"), including the schedules of portfolio investments, as of February 29, 1996 and February 28, 1995, and the related statements of operations, changes in net assets and cash flows for the years ended February 29, 1996 and February 28, 1995 and for the period March 19, 1993 (commencement of operations) to February 28, 1994. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at February 29, 1996 by correspondence with the custodian; where confirmation was not possible, we satisfied ourselves by other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Fund at February 29, 1996 and February 28, 1995 and the results of its operations, changes in its net assets and its cash flows for the years ended February 29, 1996 and February 28, 1995 and the period March 19, 1993 (commencement of operations) to February 28, 1994 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $6,939,805 and $8,371,350 at February 29, 1996 and February 28, 1995,
respectively, representing 40% and 47% of net assets, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP

New York, New York
May 3, 1996, except for Note 9, as to which the date is May 9, 1996

THE MICROCAP FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES

                                                                                             February 29,      February 28,
                                                                                                 1996                1995
                                                                                            ---------------    ----------
ASSETS

Portfolio investments at fair value (cost $4,783,156 at February 29, 1996
   and $8,335,962 at February 28, 1995 - Notes 2 and 11                                     $     6,939,805    $      8,371,350
Cash and cash equivalents - Note 2                                                                9,878,280           9,033,750
Receivable from securities sold                                                                     199,375             100,000
Accrued interest receivable                                                                         349,781             422,938
Deferred  organizational  costs (net of accumulated  amortization of $116,257 at
   February 29, 1996 and $76,885 at February 28, 1995
   - Note 2                                                                                          80,608             119,980
Other assets                                                                                        120,862               6,422
                                                                                            ---------------    ----------------
   Total assets                                                                                  17,568,711          18,054,440
                                                                                            ---------------    ----------------

LIABILITIES

Deferred interest income                                                                                  -              53,350
Accounts payable and accrued expenses                                                               315,277             141,965
Due to Administrator - Note 4                                                                        18,276             144,052
                                                                                            ---------------    ----------------
   Total liabilities                                                                                333,553             339,367
                                                                                            ---------------    ----------------

NET ASSETS

Preferred Stock,  par value $.01;  2,000,000 shares  authorized;  440,800 shares issued and 265,317  shares  outstanding  at  February  29, 1996 and no shares issued or outstanding at
   February 28, 1995 - Note 8                                                                         2,653                   -
Common Stock, par value $.01; 10,000,000 shares
   authorized; 2,388,253 shares issued and 2,098,026 outstanding at
   February 29, 1996 and 2,204,000 shares issued and outstanding at
   February 28, 1995 - Notes 6 and 7                                                                 23,883              22,040
Additional paid-in-capital                                                                       19,441,478          19,541,193
Net unrealized appreciation of portfolio investments                                              2,156,649              35,388
Accumulated net investment loss                                                                     (37,743)                  -
Distribution in excess of net investment loss and realized loss                                    (345,581)           (165,369)
Accumulated net realized loss from portfolio investments                                         (2,779,188)         (1,718,179)
                                                                                            ---------------    ----------------
   Sub-total                                                                                     18,462,151          17,715,073
Less: Treasury stock at cost (290,227 shares of common stock) - Note 6                           (1,226,993)                  -
                                                                                            ---------------    ----------------

Net Assets                                                                                  $    17,235,158    $     17,715,073
                                                                                            ===============    ================

Net assets per share of common stock                                                               $   7.25            $  8.04
                                                                                                   ========            =======
Net assets per share of preferred stock                                                            $   7.61
                                                                                                   ========

See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS
February 29, 1996


                                                                                                                            % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Accumed International, Inc.(A)
Warrant to purchase 250,000 shares of Common Stock
   at $5.00 per share, expiring 10/14/97                                        $      20,906       $      224,825       1.30%
                                                                                -------------       --------------

Unigene Laboratories, Inc.(B)
Warrant to purchase 675,000 shares of Common Stock
   at $1.38, expiring 7/7/00                                                                0              343,980       2.00%
                                                                                -------------       --------------

YES! Entertainment Corporation(C)
Warrant to purchase 11,438 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------


Privately-Held Securities:

Bennett Environmental Inc.(D)
450,000 shares of Common Stock                                                         47,250               47,250        .27%
                                                                                -------------       --------------

First Colony Acquisition Corp.*
106,562 shares of Preferred Stock                                                     594,174              594,174
6% Convertible Promissory Note due 11/1/97                                          1,343,326            1,343,326
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500            1,937,500      11.25%
                                                                                -------------       --------------

International Communication Technologies, Inc.
9% Convertible Promissory Note due 6/30/96                                            150,000              150,000        .87%
                                                                                -------------       --------------

Oh-La-La! Inc.(E)
9% Convertible Senior Note                                                            140,000              140,000
9% Convertible Senior Note                                                            100,000              100,000
                                                                                -------------       --------------
                                                                                      240,000              240,000       1.39%
                                                                                -------------       --------------

Optiva Corporation
150,000 shares of Common Stock                                                        487,500              937,500       5.44%
                                                                                -------------       --------------

Shells Seafood Restaurants, Inc.*(F)
9% Senior Secured Note                                                              1,310,000            1,310,000
Secured note at prime plus 2% due 10/23/97                                            500,000              500,000
300,000 shares of Common Stock                                                         90,000            1,125,000
Warrant to purchase 175,000 shares of Common Stock
   at $3.15 per share, expiring 12/31/99                                                    0              105,000
Warrant to purchase 75,000 shares of Common Stock
   at $3.50 per share, expiring 12/31/99                                                    0               18,750
Warrant to purchase 75,000 shares of Common Stock
   at $3.75 per share, expiring 12/31/97                                                    0                    0
                                                                                -------------       --------------
                                                                                    1,900,000            3,058,750      17.75%
                                                                                -------------       --------------      -----

Total Portfolio Investments(G)                                                  $   4,783,156       $    6,939,805      40.27%
                                                                                =============       ==============      =====

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
February 29, 1996

* May be deemed an "affiliated person" of the Fund as defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

(A) In October 1995, the Fund sold 150,000 common shares of Alamar Biosciences, Inc. for $159,375, realizing a loss of $128,081. In January 1996, Alamar changed its name to Accumed International, Inc.

(B) In May 1995, the Fund acquired a $2 million promissory note due in July 1995 from Unigene Laboratories, Inc. along with warrants to purchase 75,000 shares of Unigene common stock. In consideration for extending the maturity date of the note to September 8, 1995, the Fund received an additional 750,000 common stock warrants of Unigene exercisable at $1.38 per share, a reduced exercise price of its existing warrants to $1.38 per share and an increase in the interest rate of its promissory note from 13% to 24.5% per annum. In connection with a second extension of the promissory note on September 29, 1995, the Fund received an additional 75,000 warrants to purchase common shares of Unigene at $1.38 per share. In November 1995, the Fund sold the $2 million promissory note due from Unigene, accrued interest thereon, and warrants to purchase 225,000 common shares of Unigene for $2,221,330. As of February 29, 1996, the Fund held 675,000 Unigene common stock warrants, of which 60,000 have been reserved for payment of consulting and portfolio transaction costs incurred in connection with the Fund's investment in Unigene.

(C) On June 8, 1995, Yes! Entertainment Corporation completed its initial public offering of common stock at $4.75 per share. As a result of the automatic conversion of the preferred stock and a stock split effected in connection with the offering, the Fund's 608,696 shares of preferred stock and warrant to purchase 116,667 shares of preferred stock of Yes! Entertainment were converted into 55,555 shares of common stock and a warrant to purchase 11,438 common shares at $15.30 per share. In September 1995, the Fund sold its 55,555 common shares of YES! Entertainment for $305,538, realizing a loss of $393,662.

(D) In December 1995, the Fund sold its $1.2 million secured promissory note and a warrant to purchase 900,000 shares of common stock of Bennett Environmental U.S., Inc. (BEI) back to BEI for $820,000 plus 450,000 shares of BEI common stock. Bennett also reimbursed the Fund for certain legal costs incurred in connection with the transaction. This transaction resulted in a loss of $333,650 for fiscal 1996.

(E) During fiscal 1995, Oh-La-La! Inc. filed for Chapter 11 bankruptcy protection. The assets of Oh-La-La! are being liquidated through court proceedings. The Fund currently expects to receive cash and/or equity securities of a public company at the conclusion of these proceedings.

(F) The Fund has agreed to several extensions to the original maturity dates of its $1.31 million senior secured note and its $500,000 secured note due from Shells Seafood Restaurants, Inc. In consideration for such extensions, the Fund exchanged its warrants to purchase 10,000 shares of preferred stock at $25.00 per share for warrants to purchase 325,000 shares of common stock at prices ranging from $3.15 per share to $3.75 per share. On April 23, 1996, Shells completed its initial public offering. In connection with the offering, the Fund received $1.61 million, representing repayment of its $1.31 million senior note, along with accrued interest thereon.

(G) On March 24, 1995, the Fund sold its investment in SR Communications Corp. for $200,000 and a $40,000 non-interest bearing promissory note (including $4,000 of imputed interest). The maturity date of the $40,000 promissory note, originally due from SR Communications on March 24, 1996, has been extended to June 1, 1996. In consideration of such extension, the Fund received prepaid interest subsequent to February 29, 1996 at a rate of 15% per annum. The Fund realized a $14,000 loss on this transaction. In May 1995, the Fund sold its investment in Silverado Foods, Inc. for $822,656, realizing a gain of $672,656. In November 1995, the Fund received $145,728 for the redemption of its common stock warrants of Regency Holdings (Cayman, Inc.) and received the repayment of its $1,940,000 promissory note due from the company along with accrued interest thereon. Additionally during fiscal 1996, the Fund wrote-off its $60,000 investment in Radiator King International, Inc. and its $950,000 investment in Weir-Jones Marketing, Inc.

     See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS
FEBRUARY 28, 1995

                                                                                                                            % of
Issuer / Position                                                                   Cost             Fair Value        Net Assets(1)

Publicly-Held Securities:

Alamar Biosciences, Inc.
150,000 shares of Common Stock                                                  $     287,456       $      151,875
Warrants to purchase 250,000 shares of Common Stock
   at $5.00 per share, expiring 10/14/97                                               20,906               62,500
                                                                                -------------       --------------
                                                                                      308,362              214,375       1.21%
                                                                                -------------       --------------

Silverado Foods, Inc.*
337,500 shares of Common Stock                                                        150,000              759,375       4.29%
                                                                                -------------       --------------

Privately-Held Securities:

Bennett Environmental Inc.
Warrants to purchase 900,000 shares of Common Stock
   at $.79 per share, expiring 9/1/98                                                     900                  900
      Bennett Environmental U.S., Inc.
      8% Secured Promissory Note due 9/14/95                                        1,200,000              720,000
                                                                                -------------       --------------
                                                                                    1,200,900              720,900       4.07%
                                                                                -------------       --------------

International Communication Technologies, Inc.
9% Convertible Promissory Note due 6/30/96                                            150,000              150,000        .85%
                                                                                -------------       --------------

Oh-La-La! Inc.
9% Convertible Senior Note due 6/30/95                                                140,000              140,000
9% Convertible Senior Note due 11/30/95                                               100,000              100,000
                                                                                -------------       --------------
                                                                                      240,000              240,000       1.35%
                                                                                -------------       --------------

Optiva Corporation
150,000 shares of Common Stock                                                        487,500              487,500       2.75%
                                                                                -------------       --------------

Radiator King International, Inc.
9% Promissory Notes                                                                    60,000               60,000        .34%
                                                                                -------------       --------------

Regency Holdings (Cayman), Inc.*
18% Promissory Note due 4/24/95                                                     1,940,000            1,940,000
Warrant to purchase 211,200 shares of Common Stock
   at $9.00 per share, expiring 7/20/98                                                     0                    0
                                                                                -------------       --------------
                                                                                    1,940,000            1,940,000      10.95%
                                                                                -------------       --------------

Shells Seafood Restaurants, Inc.*
9% Senior Secured Note due 10/30/95                                                 1,310,000            1,310,000
300,000 shares of Common Stock                                                         90,000               90,000
Secured note at prime plus 2% due 10/30/95                                            500,000              500,000
Warrant to purchase 10,000 shares of Preferred Stock
   at $25 per share, expiring 12/31/99                                                      0                    0
                                                                                -------------       --------------
                                                                                    1,900,000            1,900,000      10.73%
                                                                                -------------       --------------

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
FEBRUARY 28, 1995

                                                                                                                            % of
Issuer / Position                                                                   Cost             Fair Value        Net Assets(1)

SR Communications Corp.*
250,000 shares of Preferred Stock                                               $     247,500       $      247,500
250,000 shares of Common Stock                                                          2,500                2,500
                                                                                -------------       --------------
                                                                                      250,000              250,000       1.41%
                                                                                -------------       --------------

Weir-Jones Marketing, Inc.
9% Convertible Subordinated Note due 1/28/96                                          950,000              950,000       5.36%
                                                                                -------------       --------------

YES! Entertainment Corporation
608,696 shares of Preferred Stock                                                     699,200              699,200
Warrant to purchase 116,667 shares of Preferred Stock
   at $1.50 per share, expiring 7/16/98                                                     0                    0
                                                                                -------------       --------------
                                                                                      699,200              699,200       3.95%
                                                                                -------------       --------------     ------

Total Portfolio Investments                                                     $   8,335,962       $    8,371,350      47.26%
                                                                                =============       ==============      =====

* May be deemed an "affiliated person" of the Fund as defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS

                                                                                                              Period From
                                                                      Fiscal              Fiscal            March 19, 1993
                                                                    Year Ended          Year Ended           (Commencement
                                                                   February 29,        February 28,        of Operations) to
                                                                       1996                1995            February 28, 1994
                                                                ------------------  -----------------   --------------------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                            $      444,621     $     367,122         $       306,520
   Interest and dividends from portfolio investments                      405,849           686,845                 354,470
                                                                   --------------     -------------         ---------------
   Total investment income                                                850,470         1,053,967                 660,990
                                                                   --------------     -------------         ---------------

Expenses:
   Administrative expense - Note 4                                        167,113           181,052                 181,816
   Legal fees                                                             384,993           180,826                  98,335
   Accounting fees                                                         61,169            71,000                  20,500
   Salary expense - Note 4                                                328,901           177,273                 166,442
   Amortization of deferred organizational costs - Note 2                  39,372            39,372                  37,513
   Transfer agent and custodian fees                                       23,332            13,927                  14,147
   Directors' fees and expenses - Note 5                                   13,665            26,032                  13,531
   Consulting fees                                                         56,103            28,000                   6,113
   Insurance expense                                                       26,525            37,319                  30,651
   Mailing and printing                                                    16,308            52,653                  11,275
   Other operating expenses                                                46,163            26,161                  25,588
                                                                   --------------     -------------         ---------------
   Total expenses                                                       1,163,644           833,615                 605,911
                                                                   --------------     -------------         ---------------

NET INVESTMENT INCOME (LOSS)                                             (313,174)          220,352                  55,079
                                                                   --------------     -------------         ---------------

NET REALIZED AND UNREALIZED GAIN
   (LOSS) FROM PORTFOLIO INVESTMENTS

   Net realized loss from portfolio investments                        (1,061,009)         (161,149)             (1,557,030)
   Change in net unrealized appreciation or depreciation
     of investments                                                     2,121,261           548,448                (513,060)
                                                                   --------------     -------------         ---------------
   Net realized and unrealized gain (loss) from
     portfolio investments                                              1,060,252           387,299              (2,070,090)
                                                                   --------------     -------------         ---------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                       $      747,078     $     607,651         $    (2,015,011)
                                                                   ==============     =============         ===============

See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS

                                                                                                              Period From
                                                                      Fiscal              Fiscal            March 19, 1993
                                                                    Year Ended          Year Ended           (Commencement
                                                                   February 29,        February 28,        of Operations) to
                                                                       1996                1995            February 28, 1994
                                                                ------------------  -----------------   --------------------

Change in net assets resulting from operations:

Net investment income (loss)                                      $       (313,174)  $       220,352        $        55,079
Net realized loss from portfolio investments                            (1,061,009)         (161,149)            (1,557,030)
Change in net unrealized appreciation or depreciation
   of portfolio investments                                              2,121,261           548,448               (513,060)
                                                                  ----------------   ---------------        ---------------
Net increase (decrease) in net assets resulting from
   operations                                                              747,078           607,651             (2,015,011)
                                                                  ----------------   ---------------        ---------------

Change in net assets from distributions:

Distribution from net realized gains                                             -           (70,150)                     -
Distribution from net investment income                                          -          (275,431)                     -
Distribution in excess of net investment income                                  -           (95,219)                     -
                                                                  ----------------   ---------------        ---------------
Decrease in net assets from distributions                                        -          (440,800)                     -
                                                                  ----------------   ---------------        ---------------

Change in net assets from capital stock transactions:

Common stock repurchased - Note 6                                       (1,226,993)                -                      -
Gross proceeds from the sale of common stock                                     -                 -             21,940,000
Less:
   Selling commissions                                                           -                 -             (1,535,800)
   Expense allowance                                                             -                 -               (548,500)
   Offering expenses                                                             -                 -               (392,467)
                                                                  ----------------   ---------------        ---------------
Net increase (decrease) in net assets from capital
   stock transactions                                                   (1,226,993)                -             19,463,233
                                                                  ----------------   ---------------        ---------------

Total increase (decrease) in net assets for the period                    (479,915)          166,851             17,448,222

Net assets at beginning of period                                       17,715,073        17,548,222                100,000
                                                                  ----------------   ---------------        ---------------

NET ASSETS AT END OF PERIOD                                       $     17,235,158   $    17,715,073        $    17,548,222
                                                                  ================   ===============        ===============

See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CASH FLOWS

                                                                                                              Period From
                                                                      Fiscal              Fiscal            March 19, 1993
                                                                    Year Ended          Year Ended           (Commencement
                                                                   February 29,        February 28,        of Operations) to
                                                                       1996                1995            February 28, 1994
                                                                ------------------  -----------------   --------------------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment income (loss)                                     $       (313,174)    $      220,352        $        55,079
Adjustments to reconcile net investment income (loss)
   to cash provided from (used for) operating activities:
Amortization of discount on accounts receivable                            (4,000)                 -                 (3,006)
Amortization of deferred organizational costs                              39,372             39,372                 37,513
Depreciation expense                                                          480                  -                      -
Increase (decrease) in payables and other liabilities                      (5,814)           197,171                142,196
Increase in receivables and other assets                                  (41,763)          (180,538)              (248,822)
                                                                 ----------------     --------------        ---------------
Cash flows provided from (used for) operating activities                 (324,899)           276,357                (17,040)
                                                                 ----------------     --------------        ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Purchase of portfolio investments                                      (3,937,500)        (4,283,773)           (16,642,770)
Net proceeds from the sale of portfolio investments                     2,393,922          5,131,422              2,023,986
Repayment of notes                                                      3,940,000          3,620,000                      -
Deposit released from (placed in) escrow                                        -            255,000               (255,000)
                                                                 ----------------     --------------        ---------------
Cash flows provided from (used for) investing activities                2,396,422          4,722,649            (14,873,784)
                                                                 ----------------     --------------        ---------------

CASH FLOWS USED FOR FINANCING
   ACTIVITIES

Cash distribution to shareholders                                               -           (440,800)                     -
Common stock repurchased                                               (1,226,993)                 -                      -
Gross proceeds from the sale of common stock                                    -                  -             21,940,000
Cost of selling common stock:
   Selling commissions                                                          -                  -             (1,535,800)
   Expense allowance                                                            -                  -               (548,500)
   Offering expenses                                                            -                  -               (392,467)
   Organizational expenses                                                      -                  -               (196,865)
                                                                 ----------------     --------------        ---------------
Cash flows provided from (used for) financing activities               (1,226,993)          (440,800)            19,266,368
                                                                 ----------------     --------------        ---------------

Increase in cash and cash equivalents                                     844,530          4,558,206              4,375,544
Cash and cash equivalents at beginning of period                        9,033,750          4,475,544                100,000
                                                                 ----------------     --------------        ---------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                     $      9,878,280     $    9,033,750        $     4,475,544
                                                                 ================     ==============        ===============

See notes to financial statements.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS

1.     Organization and Purpose
The MicroCap Fund, Inc. (the "Fund"), formerly known as Commonwealth Associates Growth Fund, Inc., is a non-diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940. The Fund was incorporated under the laws of the State of Maryland on January 26, 1993. The Fund's investment objective is to achieve long-term capital appreciation of assets by investing in securities of emerging and established companies that management believes offer significant growth potential.

2.     Significant Accounting Policies
Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Fund's Board of Directors. The fair value of the Fund's publicly-held portfolio securities is adjusted to the closing public market price on the last day of each fiscal quarter discounted by a factor of 0% to 40% for sales restrictions. Factors considered in the determination of an appropriate discount include: underwriter lock-up, sales restrictions on securities held where the Fund may be deemed an affiliate by having a representative on the Board of Directors or by virtue of being a greater than 10% shareholder, and other liquidity factors such as the size of the Fund's position in a given portfolio company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation, including adjustments to reflect meaningful third-party transactions in the private market.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents - The Fund invests its available cash in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Securities received as collateral subject to repurchase agreements are deposited with the Fund's custodian and, pursuant to the terms of the repurchase agreement, must have an aggregate market value of no less than 102% of the purchase price plus accrued interest, at all times. The Fund's custodian monitors the market value of the underlying securities to ensure the existence of the proper level of collateral. Investments in U.S. Treasury Bills and overnight repurchase agreements are considered to be cash equivalents for the statement of cash flows.

Organizational Costs - Organizational costs of $196,865 are being amortized over a sixty-month period beginning March 19, 1993.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS

Reclassifications - Certain prior year balances have been reclassified to conform to the current period presentation.

3.     Employee Profit Sharing Plan
The Fund has an employee profit sharing plan that provides for payment of a performance fee to certain officers of the Fund. The fee is equal to 20% of interest, dividends and realized capital gains from portfolio investments less realized capital losses and net unrealized capital depreciation. Such fee is calculated from the end of the fiscal year for which fees were last paid. No performance fees have been paid from inception of the Fund to February 29, 1996.

4.     Related Party Transactions
Commonwealth Associates Asset Management Inc. ("CAAM"), an affiliate of Commonwealth Associates, the underwriter of the Fund's initial public offering, was the Fund's administrator from its inception to December 10, 1995. During such time, CAAM was responsible for the management and administrative services necessary for the operation of the Fund and received an administrative fee at an annual rate of 1% of the Fund's net assets. Such fee was determined and paid quarterly. On October 11, 1995, CAAM terminated the administrative agreement with the Fund effective December 10, 1995. From such date to present, the Fund has been self administered.

On March 2, 1993, CAAM purchased 10,000 shares of the Fund's common stock for $100,000, or $10.00 per share.

From its inception to December 10, 1995, certain officers and employees of the Fund were also officers or employees of Commonwealth Associates, or an affiliate thereof. The Fund reimbursed CAAM for allocated salary amounts paid directly by CAAM through December 10, 1995 totaling $489,299.

In connection with the closing of the Fund's public offering of common stock held in March 1993 and April 1993, the Fund paid Commonwealth Associates selling commissions totaling $1,535,800 and an unaccountable expense allowance totaling $548,500.

The Fund has participated in private placement transactions of certain portfolio companies in which Commonwealth Associates acted as placement agent on behalf of such portfolio companies. From the inception of the Fund to February 29, 1996, Commonwealth Associates received compensation as placement agent with respect to the Fund's participation in such transactions, as detailed below.

                                                                                       Warrants and
Portfolio Company                                           Cash                 Exercise Price Per Share
- ---------------------------------------------------------------------------------------------------------
Alamar Biosciences, Inc.                                $      25,000                             -
Bennett Environmental, Inc.                             $     144,000                60,000 / $1.38
Computer Integration Corporation                        $     134,000                             -
First Colony Acquisition Corp.                          $     122,500                25,920 / $5.00
Oh-La-La! Inc.                                          $      91,000                233,172 / $.15
Regency Holdings (Cayman), Inc.                         $      60,000                             -
Silverado Foods, Inc.                                   $     195,000                 12,874 / $.97
The Complete Systems Corporation                        $      58,500                             -
Weir-Jones Marketing, Inc.                              $      61,750                             -

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS

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

For the fiscal years ended February 29, 1996 and February 28, 1995 and for the period from March 19, 1993 to February 28, 1994, Commonwealth Associates acted as broker on behalf of the Fund with respect to certain public security transactions and received aggregate commissions from the Fund for such services totaling $20,870 in fiscal 1995 and $3,000 for the period from March 19, 1993 (commencement of operations) to February 28, 1994. No direct commission payments were made to Commonwealth Associates during the fiscal year ended February 29, 1996. However, in October 1995, the Fund sold 150,000 common shares of Accumed International, Inc. through Commonwealth Associates, who acted as the broker and a principal in such transaction.

5.     Directors' Fees
As compensation for serving on the Board of Directors, each independent director receives an annual fee of $2,500 and $250 for each Board of Directors meeting and each committee meeting of the Board attended, plus out-of-pocket-expenses related to attendance of such meetings.

6.     Common Stock Repurchase Program
The Board of Director's has authorized the repurchase of the Fund's common stock up to an aggregate amount of $2 million. As of February 29, 1996, the Fund had repurchased 290,227 shares of its common stock for an aggregate cost of $1,226,993, or an average cost of $4.23 per share.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS

7.     Capital Stock Transactions

                                      Number of                 Additional      Number of                  Number of
                                       Common                     Paid-in       Preferred                  Treasury
                                       Shares       Amount        Capital        Shares        Amount       Shares      Amount

Balance at March 19, 1993
   (commencement of operations)          10,000    $     100   $      99,900

Initial public offering of common
   stock                              2,194,000       21,940      19,441,293
                                     ----------    ---------   -------------

Balance at February 28, 1994 and
   February 28, 1995                  2,204,000       22,040      19,541,193

Issuance of preferred stock
   dividend                                                           (4,408)       40,800    $ 4,408

Conversion of preferred stock
   into common stock                    184,253        1,843             (88)     (175,483)    (1,755)

Purchase of treasury shares                                                                                290,227$  1,226,993

Reclassification of distribution
   in excess of net investment
   income                                                            (95,219)

Balance at February 28, 1996          2,388,253    $  23,883   $  19,441,478       265,317    $ 2,653      290,227$  1,226,993
                                     ==========    =========   =============     =========    =======      ===================

On March 20, 1995, the Fund paid a stock dividend to shareholders of record on March 13, 1995 in shares of preferred stock at the rate of .2 shares of preferred stock for each share of common stock. The preferred stock is convertible into shares of the Fund's common stock at any time until February 27, 1998. Each share of preferred stock is convertible into (i) 1.05 shares of common stock from the date of issuance through February 29, 1996, (ii) 1.25 shares of common stock from March 1, 1996 through February 28, 1997 and (iii)
1.33 shares of common stock from March 1, 1997 through February 27, 1998. The preferred stock will automatically convert into common stock on the earlier of
(i) a sale, transfer or other distribution of the shares of common stock upon which the dividend has been paid or (ii) February 27, 1998. The preferred stock is non-transferable. During the year ended February 29, 1996, 175,483 shares of preferred stock were converted into 184,253 shares of common stock.

8.     Cash Distribution
On November 7, 1994, the Fund's Board of Directors declared a cash distribution to shareholders totaling $440,800, or $0.20 per share of common stock. The distribution was paid on December 12, 1994 to shareholders of record on November 30, 1994. No distributions were paid during the fiscal year ended February 29, 1996 or for the period from March 19, 1993 (commencement of operations) to February 28, 1994.

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

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS

9.     Subsequent Events
On April 23, 1996, Shells Seafood Restaurants, Inc. completed the initial public offering of its common stock at $5.00 per share. In connection with the offering, the Fund received repayment of its $1,310,000 senior note, along with accrued interest thereon.

On May 9, 1996, the Fund's Board of Directors adopted a plan of liquidation pursuant to which the Fund will convert its remaining assets into cash, provide for all of its liabilities and distribute the net cash to shareholders. The Board of Directors will recommend that the liquidation plan be approved at the next annual meeting of shareholders to be held in 1996. Approval by the holders of the common stock and preferred stock voting together as a single class and by the preferred stock voting as a separate class is required to approve the plan of liquidation. The Fund will make an initial distribution of a portion of its available cash to shareholders as soon as possible after approval is obtained. Additional distributions will be made from time to time from the proceeds of asset sales, after the payment of and reserve for liabilities. At any time prior to one year from the date of approval of the plan of liquidation, any remaining assets of the Fund will be transferred to a liquidating trust to be supervised by independent trustees.

10.    Litigation
The Fund is a respondent in an arbitration claim Warner v. Commonwealth Associates Growth Fund, Inc. before the American Arbitration Association commenced in December 1995 by Stephen J. Warner, the former president, chief executive officer and portfolio manager of the Fund. The claim alleges breach of contract and fraud in connection with the termination of employment and consulting agreements between him and the Fund and damages in the amount of $200,000, plus punitive damages. The Fund has answered, moved to dismiss portions of, and asserted affirmative defenses to, the Statement of Claim. This arbitration has been stayed indefinitely by agreement of the parties. Management of the Fund believes that the allegations in the Statement of Claim are without merit and intends to defend the arbitration vigorously.

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleges fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. The complaint claims that the defendants, through a pattern of deception and fraudulent concealments, used the Fund to collect underwriting, placement, consulting and other fees and warrants from the Fund's portfolio companies for the benefit of the defendants instead of acting in the best interests of the Fund and its shareholders. The claim alleges that the defendants' illegal actions have damaged the Fund in an amount of not less than $5 million.

The Fund is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Fund, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS

allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Fund has denied liability for the claims set forth in the Precautionary Proof of Claim.

Regency Holdings (Cayman) Inc. and Regency Maritime Corp., Plaintiffs v. The MicroCap Fund, Inc. f/k/a Commonwealth Associates Growth Fund, Inc., et al. Regency Holdings (Cayman) Inc. and Regency Maritime Corp. (collectively "Regency") along with other related entities are Debtors in a bankruptcy proceeding pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy proceeding, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa ("Mustafa"), an officer of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these funds. Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. The Fund has served an answer denying the allegations of the complaint and is vigorously contesting Regency's claims. At the present time, discovery is underway to determine the validity of the allegations asserted by Regency.

11.    Classification of Portfolio Investments
As of February 29, 1996, the Fund's investments in portfolio companies were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*

Preferred Stock                                      $        594,174           $       594,174                  3.45%
Common Stock                                                  645,656                 2,802,305                 16.26%
Debt Securities                                             3,543,326                 3,543,326                 20.56%
                                                     ----------------           ---------------             ----------

Total                                                $      4,783,156           $     6,939,805                 40.27%
                                                     ================           ===============             ==========

Country/Geographic Region

Eastern United States                                $      3,837,500           $     5,340,230                 31.00%
Western United States                                         877,500                 1,327,500                  7.70%
Midwestern United States                                       20,906                   224,825                  1.30%
Canada                                                         47,250                    47,250                  0.27%
                                                     ----------------           ---------------             ----------

Total                                                $      4,783,156           $     6,939,805                 40.27%
                                                     ================           ===============             ==========

Industry

Biotechnology                                        $         20,906           $       568,805                  3.30%
Communications                                                150,000                   150,000                  0.87%
Consumer Products                                           2,425,000                 2,875,000                 16.68%
Environmental Services                                         47,250                    47,250                  0.28%
Food Services                                               2,140,000                 3,298,750                 19.14%
                                                     ----------------           ---------------             ----------

Total                                                $      4,783,156           $     6,939,805                 40.27%
                                                     ================           ===============             ==========

* Percentage of net assets is based on fair value.

Item 9.       Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.      Directors and Executive Officers.

Set forth below are names, ages, positions and certain other information concerning the current directors and executive officers of the Fund as of May 15, 1996.

         Name                              Age                             Position
    Kamal Mustafa*                          48                President, Chief Executive Officer, Portfolio Manager
                                                                  and Director
    Joseph Lucchese                         29                Chief Financial Officer, Treasurer and Secretary
    Robert W. Naismith                      51                Chairman of the Board of Directors
    James E. Brands                         58                Director
    Leonard J. De Roma                      42                Director
    Michael S. Falk*                        34                Director
    Richard L. Hubbell                      59                Director
    Jeffrey Lewis                           57                Director

* Indicates directors who are "interested persons" of the Fund within the meaning of the Investment Company Act of 1940.

Kamal Mustafa has been President, Chief Executive Officer, Portfolio Manager and a Director of the Fund since April 1994 and was Managing Director of the Fund from its inception to August 1993. He also has been Chief Executive Officer and Managing Director of Hamilton Capital Partners, a private investment consulting firm, since its formation in October 1991. Since March 1996, Mr. Mustafa has been the Chairman of Bluestone Capital Partners, an investment banking firm.
From March 1988 to October 1991, Mr. Mustafa was a Managing Director and Executive Vice President of KSP, a leverage buyout fund and also a Managing Director of Kluge and Company, responsible for the origination and financing of acquisitions. From 1986 to March 1988, Mr. Mustafa was a Managing Director of Mergers and Acquisitions and a Managing Director of Merchant Banking at Paine Webber, Inc. Mr. Mustafa is currently a member of the Board of Directors of Shells Seafood Restaurants, Inc. and First Colony Coffee & Tea Company, which are portfolio companies of the Fund.

Joseph Lucchese has been an employee of the Fund since May 1994 and has been the Fund's Chief Financial Officer, Treasurer and Secretary since March 1996. From August 1991 to May 1994, Mr. Lucchese was a senior analyst in the Merchant Banking Group of Chase Manhattan Bank, was an operations manager of Prudential Securities from February 1990 to August 1991 and was a senior analyst of Society Bank, N.A. from February 1988 to February 1989.

Michael S. Falk served as Chairman of the Board of Directors of the Fund from its inception to January 3, 1996. Since June 1988, Mr. Falk has been President and since January 1994, Mr. Falk has also been Chief Executive Officer and Chairman of the Board of Commonwealth Associates, an investment banking firm and registered broker-dealer, which is an affiliate of Commonwealth Associates Asset Management, Inc., the Fund's administrator from its inception to December 10, 1995. In addition, since June 1988, Mr. Falk has been President and Chairman of the Board of Commonwealth Associates Management Company, Inc.(formerly JMJ Management Company Inc.), the general partner of Commonwealth Associates.

James E. Brands has been a director of the Fund since October 1993. Since 1982, Mr. Brands has been a principal of Brands & Co., a financial consulting business. From 1983 to 1995, Mr. Brands was an executive Vice President of RPS Investments, Inc., a private investment company. From 1982 to 1995, Mr. Brands was Vice Chairman and Chief Financial Officer of Scherer Healthcare, Inc., a public company engaged in the provision of medical services. Mr. Brands was Chairman of the Board of Directors from April 1993, and Chief Executive Officer of Marquest Medical Products, Inc. from April 1994 until February 1995, a public company engaged in the manufacture and distribution of disposable medical products.

Leonard J. DeRoma has been a director of the Fund since October 1994. Mr. DeRoma has been Managing Director of Barclays de Zoete Wedd Securities, Inc. since June 1988. From June 1987 to June 1988, Mr. DeRoma was Senior Vice President of Dean Witter Reynolds, Inc.

Jeffrey Lewis has been a director of the Fund since August 1993. Since 1968, Mr. Lewis has been President and Chief Executive Officer of J.B. Lewis Associates, Inc., a development and real estate company. Mr. Lewis also serves as Chairman of the Board and Chief Executive Officer of Food Integrated Technology, Inc. Mr. Lewis' son is a full-time employee of the Fund.

Robert W. Naismith, Ph.D. has been a director of the Fund since January 1996 and has been Chairman of the Board of Directors of the Fund since April 1996. Dr. Naismith is a Senior Visiting Fellow at the Molecular Biology Institute of the University of Scranton. He is also President of William Naismith Associates, a strategic business consulting firm. He co-founded and served as President, Chief Executive Officer, and Director of Biofor, Inc. a biopharmaceutical research and discovery company, and was also a Vice President of Scherer Healthcare, Inc. Previously, he was co-founder and Executive Vice President of Pharmakon Research International, Inc., a preclinical contract research organization. Dr. Naismith has served as a member of the Board of Directors of Penn Security Bank & Trust Company since 1988, a member of the Board of Directors and Chairman of Derma Services since 1994, Marion Nichols Corporation since 1991 and the Community Medical Center from 1980 to 1992. He holds an adjunct associate professorship in the school of Medicine at Case Western Reserve University and an adjunct professorship in the Department of Biology at Pennsylvania State University.

Richard L. Hubbell has been a Director of the Fund since January 1996. He has also been President of Hub Associates, a high technology consulting firm since 1978, where is responsible for managing several turn arounds, providing strategic business planning to telecommunications and information processing companies, and has helped raise capital for many high technology start-ups. Prior to Hub Associates, Mr. Hubbell spent 20 years in the electronics field as an operating manager.

Messieurs Mustafa and Lewis will serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified. Messieurs Falk and Hubbell will serve as directors until the meeting of stockholders to be held in 1997 and until their successors are elected and qualified. Messieurs Naismith, Brands and DeRoma will serve as directors until the meeting of stockholders to be held in 1998 and until their successors are elected and qualified. The officers of the Fund will hold office until the next annual meeting of the Board of Directors of the Fund and until their successors are elected and qualified.

Item 11.      Executive Compensation.

As of May 15, 1996, the Fund had four full-time employees. Kamal Mustafa, President, Chief Executive Officer and Portfolio Manager, received compensation of $100,000 during the fiscal year ended February 29, 1996. Joseph Lucchese, Treasurer, received compensation of $128,750 during fiscal 1996. No other individual executive officer or employee of the Fund received salary amounts from the Fund in excess of $100,000. In addition, the Fund has implemented an employee profit sharing plan (the "Plan") which provides for payment of a performance fee in an amount equal to 20% of investment income plus realized capital gains in each fiscal year, computed from the end of the last fiscal year in respect of which performance fees were paid, net of all realized capital losses, and net unrealized capital depreciation. No performance fees have been paid from the Fund's inception to February 29, 1996.

There is no Compensation Committee of the Fund's Board of Directors or other committee of the Board performing equivalent functions. For the year ended February 29, 1996, the compensation of the Fund's president was determined by the Board of Directors. The Fund's president determined the compensation of the Fund's other executive officers and employees. There is no formal compensation policy for the Fund's executive officers, other than the existing employment agreement with Kamal Mustafa, as discussed below.

Total compensation for executive officers consists of a combination of salaries and Plan performance fees. The salary of the Fund's president and chief executive officer is fixed annually by the terms of his employment agreement with the Fund. No Plan performance fees were paid during the year ended February 29, 1996. The Fund does not have a stock option plan.

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

Non-management directors receive an annual fee of $2,500 and $250 for each Board of Directors meeting and each committee meeting of the Board attended, plus out-of-pocket costs related to attendance at such meetings. For the fiscal years ended February 29, 1996 and February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994, the independent directors of the Fund received compensation plus out-of-pocket expenses totaling $13,665, $26,032 and $13,531, respectively.

The following data compares, from March 19, 1993 (the date of the Fund's commencement of operations) through February 29, 1996, the cumulative total return among the Fund, companies comprising the NASDAQ total return Index for U.S. companies and a Peer Group Index, based on an investment of $100 on March 19, 1993. The calculation assumes the reinvestment of all dividends, if any, on such securities. The Peer Group Index consists of certain business development companies listed on NASDAQ, which include Allied Capital Corp., Allied Capital Corp. II, Capital Southwest Corp., PMC Capital, Inc. and Prism Group, Inc.

Value of $100 invested on March 19, 1993:

                                      March 19, 1993         February 28, 1994       February 28, 1995       February 29, 1996
                                      --------------         -----------------       -----------------       -----------------
NASDAQ CRSP Index
   (U.S. Companies)                      $   100.00             $   114.96             $   116.61               $   162.45
Peer Group Index                         $   100.00             $    89.91             $    78.79               $   105.03
The MicroCap Fund, Inc.                  $   100.00             $    71.88             $    56.39               $    61.35

A performance line graph of such data has been filed with the Securities and Exchange Commission on Form SE.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

The following table sets forth information as of May 15, 1996, based on information obtained by the Fund or from the persons named below, with respect to the beneficial ownership of common stock by (i) each person known by the Fund to be the owner of more than 5% of the outstanding shares of common stock, (ii) each of the directors, (iii) the Chief Executive Officer and (iv) all officers and directors of the Fund as a group.

                                                                  Amount and Nature
Name of                                                             of Beneficial                      Percentage of
Beneficial Owner (1)                                                  Ownership                     Outstanding Shares

Kamal Mustafa 29,400                                                        1.39%
Joseph Lucchese                                                         6,400                                *
Michael S. Falk(3)                                                     23,500                              1.11%
Leonard DeRoma                                                          5,000                                *
James E. Brands                                                         5,000                                *
Jeffrey Lewis 3,500                                                         *
Robert W. Naismith                                                          0                                *
Richard L. Hubbell                                                          0                                *
All officers and directors as a group (5 persons)                      72,800                              3.45%

13D Group(2)  312,100                                                      14.79%
Robert L. Priddy(3)                                                   132,600                              6.28%

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

(2) On April 9, 1996, a group of holders of the Fund's common stock (the "13D Group") filed a form 13D with the Securities and Exchange Commission (the "SEC"), disclosing the Group's intention to nominate individuals to the Fund's Board of Directors who will support the Group's plan to increase shareholder value and reduce the discount between the market price of the Fund's common stock and its net asset value per share of common stock. Actions supported by the Group include, a change in the Fund's dividend policy, conversion to an open-end fund, liquidation of a material amount of the Fund's assets and a merger, reorganization or liquidation of the Fund. On May 3, 1996 and on May 20, 1996, the 13D Group filed with the SEC Amendments No. 1 and No. 2, respectively, to the 13D filed on April 9, 1996. The Amendments disclose the 13D Group's request for a special meeting of shareholders for the purpose of modifying certain bylaws of the Fund and replacing the existing members of the Fund's Board of Directors with new Directors who will support the 13D Group's action plan. There are nine members of the 13D Group that hold an aggregate of 312,100 shares of the Fund's common stock as follows:

                                                              Number of
       13D Group Member                                     Common Shares

       Robert M. Pergament                                         23,000
       Gerald B. Cramer                                            66,000
       Ingleside Company                                           40,000
       Edward J. Rosenthal                                         12,000
       Goodness Gardens, Inc.                                       5,000
       Robert L. Priddy                                           132,600
       Michael S. Falk                                             23,500
       Commonwealth Associates
       Asset Management Inc.                                       10,000

       The filing submitted by the 13D Group states that the Group also owns preferred shares of the Fund that are convertible into an additional 26,625 shares of the Fund's common stock.

(3)    Member of 13D Group.

Item 13.      Certain Relationships and Related Transactions.

Commonwealth Associates was the sole underwriter of the Fund's initial public offering of common stock completed in April 1993. In connection with its initial public offering, the Fund paid to Commonwealth Associates selling commissions totaling $1,535,800 and an unaccountable expense allowance of $548,500.

The description of the administrative fee set forth under the caption "the Administration Agreement" on page 20 of the Registration Statement is incorporated herein by reference. From its inception to December 10, 1995, Commonwealth Associates Asset Management, Inc. ("CAAM"), an affiliate of Commonwealth Associates, was the Fund's administrator, responsible for the accounting, reporting and other administrative functions necessary for the operation of the Fund. In accordance with the Administration Agreement, CAAM was paid an administrative fee at an annual rate of 1% of the Fund's net assets. Such fee was calculated and paid quarterly. Since December 11, 1995, the Fund has been self-administered. On March 2, 1993, prior to the Fund's initial public offering, CAAM purchased 10,000 shares of the Fund's common stock for $100,000, or $10.00 per share.

During the period from its inception to February 29, 1996, the Fund completed certain investments in portfolio companies in which Commonwealth Associates acted as placement agent on behalf of such portfolio companies. During such period, Commonwealth Associates received cash and warrants for payment as placement agent to several of the Fund's portfolio companies. See Note 4 of Notes to Financial Statements.

With respect to certain public security transactions, Commonwealth Associates has acted as the broker on behalf of the Fund and received a commission for such services. For the fiscal year ended February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994, the Fund paid Commonwealth Associates commissions totaling $20,870 and $3,000, respectively, for such services. No direct commission payments were made to Commonwealth
Associates by the Fund during fiscal 1996. However, in October 1995, the Fund sold 150,000 common shares of Accumed International, Inc. through Commonwealth Associates, who acted as the broker and a principal in such transaction.

From its inception to December 10, 1995, certain of the Fund's officers and employees were also officers or employees of Commonwealth Associates, and/or an affiliate of Commonwealth Associates. Michael S. Falk, a current Director of the Fund and the former Chairman of the Board of Directors of the Fund, is the general partner of Commonwealth Associates, President of Commonwealth Associates, President of Commonwealth Associates Asset Management, Inc., the Fund's former administrator, and President of Commonwealth Associates Management Company, Inc.

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)    1.     Financial Statements

              Independent Auditors' Report

               Statements of Assets and Liabilities as of February 29, 1996 and February 28, 1995

               Schedules of Portfolio Investments as of February 29, 1996 and February 28, 1995

              Statements of Operations for the years ended February 29, 1996 and February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 28, 1994

              Statements of Changes in Net Assets for the years ended February 29, 1996 and February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 29, 1994

              Statements of Cash Flows for the years ended February 29, 1996 and February 28, 1995 and for the period from March 19, 1993 (commencement of operations) to February 29, 1994

              Notes to Financial Statements

       2.     Exhibits.

              (3)   (i)   Certificate of Incorporation of the Fund (1)

                    (ii)  (a)  Bylaws of the Fund (1)

                          (b)  Amendments to Bylaws of the Fund

              (10)  (a)   Administrative Agreement (1)

                    (b)   Profit Sharing Plan (1)

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

              THE MICROCAP FUND, INC.


              /s/   Kamal Mustafa
              Kamal Mustafa
              President, Chief Executive Officer and Director
              (Principal Executive Officer)


              /s/   Joseph Lucchese
              Joseph Lucchese
              Chief Financial Officer and Treasurer
              (Principal Financial and Accounting Officer)


              /s/   Robert W. Naismith
              Robert W. Naismith
              Chairman of the Board of Directors


              /s/   James E. Brands
              James E. Brands
              Director


              /s/   Leonard J. DeRoma
              Leonard J. DeRoma
              Director



              Michael S. Falk
              Director


              /s/   Richard L. Hubbell
              Richard L. Hubbell
              Director


              /s/   Jeffrey Lewis
              Jeffrey Lewis
              Director


Date:         June 13, 1996