Form 10-Q
period 1996-05-31
MICROCAP FUND INC
filed 1996-07-15
CIK 896717

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 1996

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

                             THE MICROCAP FUND, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets and Liabilities as of May 31, 1996 (Unaudited) and February 29, 1996

Schedule of Portfolio Investments as of May 31, 1996 (Unaudited)

Statements of Operations for the Three Months Ended May 31, 1996 and 1995 (Unaudited)

Statements of Changes in Net Assets for the Three Months ended May 31, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Three Months ended May 31, 1996 and 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

THE MICROCAP FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES

                                                                                          May 31, 1996          February 29,
                                                                                           (Unaudited)              1996
ASSETS

Portfolio investments at fair value (cost $3,457,267 at
   May 31, 1996 and $4,783,156 at February 29, 1996)                                    $      7,894,450      $      6,939,805
Cash and cash equivalents                                                                     11,051,745             9,878,280
Receivable from securities sold                                                                  561,917               199,375
Accrued interest receivable                                                                       89,345               349,781
Deferred organizational costs (net of accumulated amortization of
   $126,100 at May 31, 1996 and $116,257 at February 29, 1996)                                    70,765                80,608
Other assets                                                                                     160,668               120,862
                                                                                        ----------------      ----------------
   Total assets                                                                               19,828,890            17,568,711
                                                                                        ----------------      ----------------

LIABILITIES

Payable for securities purchased                                                                   7,371                     -
Accounts payable and accrued expenses                                                            783,980               315,277
Due to Administrator                                                                              18,276                18,276
                                                                                        ----------------      ----------------
   Total liabilities                                                                             809,627               333,553
                                                                                        ----------------      ----------------

NET ASSETS

Preferred Stock,  par value $.01;  2,000,000 shares  authorized;  440,800 shares issued and 253,367 shares  outstanding at May 31, 1996 and 440,800 issued and
   265,317 shares outstanding at February 29, 1996
   - Note 2                                                                                        2,534                 2,653
Common Stock, par value $.01; 10,000,000 shares authorized;
   2,400,800 shares issued and 2,110,573 shares outstanding at
   May 31, 1996 and 2,388,253 shares issued and 2,098,026
   outstanding at February 29, 1996 - Note 2                                                      24,008                23,883
Additional paid-in-capital                                                                    19,441,472            19,441,478
Net unrealized appreciation of portfolio investments                                           4,437,183             2,156,649
Accumulated net investment loss                                                                 (829,414)              (37,743)
Distributions in excess of net investment income                                                (345,581)             (345,581)
Accumulated net realized loss from portfolio investments                                      (2,483,946)           (2,779,188)
                                                                                        ----------------      ----------------
   Sub-total                                                                                  20,246,256            18,462,151

Less: Treasury Stock at cost (290,227 shares of Common Stock)                                 (1,226,993)           (1,226,993)
                                                                                        ----------------      ----------------

Net Assets                                                                              $     19,019,263      $     17,235,158
                                                                                        ================      ================

Net assets per share of common stock                                                           $  7.84                $  7.25
                                                                                               =======                =======

Net assets per share of preferred stock                                                        $  9.79                $  7.61
                                                                                               =======                =======

See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
MAY 31, 1996


                                                                                                                            % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Accumed International, Inc.(A)
Warrant to purchase 60,000 shares of Common Stock
   at $5.00 per share, expiring 10/14/97                                        $       5,017       $      131,250        .69%
                                                                                -------------       --------------

Shells Seafood Restaurants, Inc.*(B)
Secured note at prime plus 2% due 10/23/97                                            500,000              500,000
300,000 shares of Common Stock                                                         90,000            1,686,250
Warrant to purchase 175,000 shares of Common Stock
   at $3.15 per share, expiring 12/31/99                                                    0              315,000
Warrant to purchase 75,000 shares of Common Stock
   at $3.50 per share, expiring 12/31/99                                                    0              108,750
Warrant to purchase 75,000 shares of Common Stock
   at $3.75 per share, expiring 12/31/97                                                    0               90,000
                                                                                -------------       --------------
                                                                                      590,000            2,700,000      14.20%
                                                                                -------------       --------------

Unigene Laboratories, Inc.(C)
Warrant to purchase 675,000 shares of Common Stock
   at $1.38, expiring 7/7/00                                                                0            1,750,950       9.21%
                                                                                -------------       --------------

YES! Entertainment Corporation
Warrant to purchase 11,438 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------


Privately-Held Securities:

Bennett Environmental Inc.
450,000 shares of Common Stock                                                         47,250               47,250        .25%
                                                                                -------------       --------------

First Colony Acquisition Corp.*
106,562 shares of Preferred Stock                                                     594,174              594,174
6% Convertible Promissory Note due 11/1/97                                          1,343,326            1,343,326
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500            1,937,500      10.18%
                                                                                -------------       --------------

International Communication Technologies, Inc.(D)
9% Convertible Promissory Note due 6/30/96                                            150,000              150,000        .79%
                                                                                -------------       --------------

Oh-La-La! Inc.
9% Convertible Senior Note                                                            140,000              140,000
9% Convertible Senior Note                                                            100,000              100,000
                                                                                -------------       --------------
                                                                                      240,000              240,000       1.26%
                                                                                -------------       --------------

Optiva Corporation
150,000 shares of Common Stock                                                        487,500              937,500       4.93%
                                                                                -------------       --------------     ------

Total Portfolio Investments                                                     $   3,457,267       $    7,894,450      41.51%
                                                                                =============       ==============      =====

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
May 31, 1996



* May be deemed an "affiliated person" of the Fund as defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

(A) During the quarter, the Fund sold warrants to purchase 190,000 shares of Accumed International, Inc. common stock for $313,329, realizing a gain of $297,440. Also during the quarter, the Fund purchased an additional 12,500 shares of Accumed common stock, which it later sold for $49,213, realizing a loss of $2,198. Subsequent to the end of the quarter, the Fund sold its remaining warrants to purchase 60,000 shares of Accumed common stock for $154,647, realizing a gain of $149,630.

(B) On April 23, 1996, Shells Seafood Restaurants, Inc. completed the initial public offering of its common stock at $5.00 per share. In connection with the offering, the Fund received $1.61 million, representing repayment of its $1.31 million senior note along with accrued interest thereon. Additionally, subsequent to the end of the quarter, the Fund sold its investment in Shells for $2.7 million, realizing a gain of $2,110,000.

(C) As of May 31, 1996, the Fund held a warrant to purchase 675,000 common shares of Unigene Laboratories, Inc., of which 60,000 have been reserved for payment of consulting and portfolio transaction costs incurred in connection with the Fund's investment in Unigene. As of May 31, 1996, the Fund has an outstanding obligation relating to this commitment totaling $155,640, reflecting the carrying value of such warrants as of May 31, 1996.

(D) In July 1996, the Fund received $163,205 from International Communication Technologies, Inc. representing repayment of its $150,000 note due to the Fund along with accrued interest thereon.

     See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended May 31,


                                                                                                   1996                1995
                                                                                               --------------      --------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                                                        $      128,473      $    115,965
   Interest and dividends from portfolio investments                                                   56,498            69,883
                                                                                               --------------      ------------
   Total investment income                                                                            184,971           185,848
                                                                                               --------------      ------------

Expenses:
   Administrative fees and expenses - Note 2                                                           52,964            42,732
   Legal fees                                                                                         580,544            13,490
   Accounting fees                                                                                     24,178             7,219
   Salary expense                                                                                      85,903            42,502
   Amortization of deferred organizational costs                                                        9,843             9,843
   Transfer agent and custodian fees                                                                    3,457             5,690
   Directors' fees and expenses                                                                        20,678             7,952
   Consulting fees                                                                                    125,040                 -
   Insurance expense                                                                                   11,366             6,422
   Mailing and printing                                                                                24,844             4,267
   Other operating expenses                                                                            37,825               971
                                                                                               --------------      ------------
   Total expenses                                                                                     976,642           141,088
                                                                                               --------------      ------------

NET INVESTMENT INCOME (LOSS)                                                                         (791,671)           44,760
                                                                                               --------------      ------------

NET REALIZED AND UNREALIZED GAIN FROM PORTFOLIO
   INVESTMENTS

     Net realized gain (loss) from portfolio investments                                              295,242          (351,344)
     Change in net unrealized appreciation of investments                                           2,280,534           367,375
                                                                                               --------------      ------------
     Net realized and unrealized gain from portfolio investments                                    2,575,776            16,031
                                                                                               --------------      ------------

NET INCREASE IN NET ASSETS RESULTING FROM
   OPERATIONS                                                                                  $    1,784,105      $     60,791
                                                                                               ==============      ============


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
For the Three Months Ended May 31,


                                                                                               1996                  1995
                                                                                         ----------------      ----------

Change in net assets resulting from operations:
Net investment income (loss)                                                             $       (791,671)     $         44,760
Net realized gain (loss) from portfolio investments                                               295,242              (351,344)
Change in net unrealized appreciation of portfolio
   investments                                                                                  2,280,534               367,375
                                                                                         ----------------      ----------------
Net increase in net assets resulting from operations                                            1,784,105                60,791
                                                                                         ----------------      ----------------

Change in net assets from capital stock transactions:

Common Stock repurchased                                                                                -              (725,875)
                                                                                         ----------------      ----------------

Total increase (decrease) in net assets for the period                                          1,784,105              (665,084)
Net assets at beginning of period                                                              17,235,158            17,715,073
                                                                                         ----------------      ----------------

NET ASSETS AT END OF PERIOD                                                              $     19,019,263      $     17,049,989
                                                                                         ================      ================


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended May 31,


                                                                                                 1996                1995
                                                                                          ----------------      ---------

CASH FLOWS PROVIDED FROM (USED FOR) OPERATING
   ACTIVITIES
Net investment income (loss)                                                              $       (791,671)     $        44,760
Adjustments to reconcile net investment income to cash provided from
   (used for) operating activities:
Amortization of discount on accounts receivable                                                          -               (1,000)
Amortization of deferred organizational costs                                                        9,843                9,843
Depreciation expense                                                                                 1,148                    -
Increase (decrease) in payables and other liabilities                                              468,703              (56,237)
Decrease in receivables and other assets                                                           219,482               46,084
                                                                                          ----------------      ---------------
Cash flows provided from (used for) operating activities                                           (92,495)              43,450
                                                                                          ----------------      ---------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Cost of portfolio investments purchased                                                            (44,040)          (3,750,000)
Net proceeds from the sale of portfolio investments                                                      -            1,122,656
Repayment of note                                                                                1,310,000                    -
                                                                                          ----------------      ---------------
Cash flows provided from (used for) investing activities                                         1,265,960           (2,627,344)
                                                                                          ----------------      ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Common Stock repurchased                                                                                 -             (156,000)
                                                                                          ----------------      ---------------

Increase (decrease) in cash and cash equivalents                                                 1,173,465           (2,739,894)
Cash and cash equivalents at beginning of period                                                 9,878,280            9,033,750
                                                                                          ----------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $     11,051,745      $     6,293,856
                                                                                          ================      ===============


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

Reference is made to the Fund's February 29, 1996 annual report included in Form 10-K as filed with the Securities and Exchange Commission for the Notes to Financial Statements that remain unchanged. The following notes are included as a result of changes during the quarter.

2.     Related Party Transactions
Commonwealth Associates Asset Management Inc. ("CAAM"), an affiliate of Commonwealth Associates, the underwriter of the Fund's initial public offering, was the Fund's administrator from its inception to December 10, 1995. During such time, CAAM was responsible for the management and administrative services necessary for the operation of the Fund and received an administrative fee at an annual rate of 1% of the Fund's net assets. Such fee was determined and paid quarterly. On October 11, 1995, CAAM terminated the administrative agreement with the Fund effective December 10, 1995. From such date to present, the Fund has been self administered. For the three months ended May 31, 1996, self-administration expenses totaled $52,964. The administrative fee for the three months ended May 31, 1995, under the previous administrative arrangement, was $42,732.

3.     Capital Stock Transactions

                                      Number of                  Additional      Number of               Number of
                                       Common                      Paid-in       Preferred               Treasury
                                       Shares       Amount         Capital        Shares       Amount     Shares       Amount
Balance at February 29, 1996          2,388,253    $  23,883   $  19,441,478      265,317     $ 2,653    290,227$   1,226,993

Conversion of preferred stock
   into common stock                     12,547          125              (6)     (11,950)       (119)
                                     ----------    ---------   -------------    ---------     -------

Balance at May 31, 1996               2,400,800    $  24,008   $  19,441,472      253,367     $ 2,534    290,227$   1,226,993
                                     ==========    =========   =============    =========     =======    ========  ==========

On March 20, 1995, the Fund paid a stock dividend to shareholders of record on March 13, 1995 in shares of preferred stock at the rate of .2 shares of preferred stock for each share of common stock. The preferred stock is convertible into shares of the Fund's common stock at any time until February 27, 1998. Each share of preferred stock is convertible into (i) 1.05 shares of common stock from the date of issuance through February 29, 1996, (ii) 1.25 shares of common stock from March 1, 1996 through February 28, 1997 and (iii)
1.33 shares of common stock from March 1, 1997 through February 27, 1998. The preferred stock will automatically convert into common stock on the earlier of
(i) a sale, transfer or other distribution of the shares of common stock upon which the dividend has been paid or (ii) February 27, 1998. The preferred stock is non-transferable. During the quarter ended May 31, 1996, 11,950 shares of preferred stock were converted into 12,547 shares of common stock.

4.     Litigation
The Fund is a respondent in an arbitration claim Warner v. Commonwealth Associates Growth Fund, Inc. before the American Arbitration Association commenced in December 1995 by Stephen J. Warner, the former president, chief executive officer and portfolio manager of the Fund. The claim alleges breach of contract and

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The Fund is a defendant in an action brought by Michael S. Falk, a director of the Fund, in the Supreme Court of New York on June 19, 1996. The complaint alleges that Kamal Mustafa, President of the Fund and a director, and Bluestone Capital Partners L.P., an investment banking firm controlled by Mr. Mustafa, caused the Fund to defame Mr. Falk. The complaint seeks $20 million in damages from the defendants, including the Fund. In light of the conclusory nature of the complaint, the Fund has no basis upon which to conclude it has any liability and intends to contest the action.

5.     Liquidation Plan
On May 9, 1996, the Fund's Board of Directors adopted a plan of liquidation pursuant to which the Fund will convert its remaining assets into cash, provide for all of its liabilities and distribute the net cash to shareholders. The Board of Directors will recommend that the liquidation plan be approved at a special meeting of shareholders to be held on July 19, 1996. Approval by the holders of the common stock and preferred stock voting together as a single class and by the preferred stock voting as a separate class is required to approve the plan of liquidation. The Fund will make an initial distribution of a portion of its available cash to shareholders as soon as possible after approval is obtained. Additional distributions will be made from time to time from the proceeds of asset sales, after the payment of and reserve for liabilities. At any time prior to one year from the date of approval of the plan of liquidation, any remaining assets of the Fund will be transferred to a liquidating trust to be supervised by independent trustees.

6.     Classification of Portfolio Investments
As of May 31, 1996, the Fund's investments in portfolio companies were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
Preferred Stock                                      $        594,174           $       594,174                  3.12%
Common Stock                                                  629,767                 5,066,950                 26.65%
Debt Securities                                             2,233,326                 2,233,326                 11.74%
                                                     ----------------           ---------------             ----------

Total                                                $      3,457,267           $     7,894,450                 41.51%
                                                     ================           ===============             ==========

Country/Geographic Region

Eastern United States                                $      2,527,500           $     6,388,450                 33.59%
Western United States                                         877,500                 1,327,500                  6.98%
Midwestern United States                                        5,017                   131,250                   .69%
Canada                                                         47,250                    47,250                  0.25%
                                                     ----------------           ---------------             ----------

Total                                                $      3,457,267           $     7,894,450                 41.51%
                                                     ================           ===============             ==========

Industry

Biotechnology                                        $          5,017           $     1,882,200                  9.90%
Communications                                                150,000                   150,000                   .79%
Consumer Products                                           2,425,000                 2,875,000                 15.11%
Environmental Services                                         47,250                    47,250                  0.25%
Food Services                                                 830,000                 2,940,000                 15.46%
                                                     ----------------           ---------------             ----------

Total                                                $      3,457,267           $     7,894,450                 41.51%
                                                     ================           ===============             ==========

* Percentage of net assets is based on fair value.

7.     Reclassifications
Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of May 31, 1996, the Fund had cash and cash equivalents of $11,051,745 representing an increase of $1,173,465 from $9,878,280 at February 29, 1996. This increase was primarily due to the repayment of the Fund's $1.31 million note due from Shells Seafood Restaurants, Inc. Increases in accounts payable and reductions in accounts receivable mostly offset the $792,000 net investment loss (interest income less operating expenses) for the quarter. The Fund invests its available cash in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three months ended May 31, 1996 was $128,473. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and changes in the Fund's available cash balances.

On May 9, 1996, the Fund's Board of Directors adopted a plan of liquidation pursuant to which the Fund will convert its remaining assets into cash, provide for all of its liabilities and distribute the net cash to shareholders. The Board of Directors will recommend that the liquidation plan be approved at a special meeting of shareholders to be held on July 19, 1996. Approval by the holders of the common stock and preferred stock voting together as a single class and by the preferred stock voting as a separate class is required to approve the plan of liquidation. The Fund will make an initial distribution of a portion of its available cash to shareholders as soon as possible after approval is obtained. Additional distributions will be made from time to time from the proceeds of asset sales, after the payment of and reserve for liabilities. At any time prior to one year from the date of approval of the plan of liquidation, any remaining assets of the Fund will be transferred to a liquidating trust to be supervised by independent trustees.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended May 31, 1996, the Fund had a $2,575,776 net realized and unrealized gain from portfolio investments, comprised of a $295,242 net realized gain from portfolio investments and a $2,280,534 increase in net unrealized appreciation of investments.

During the three months ended May 31, 1996, the Fund sold warrants to purchase 190,000 shares of Accumed International, Inc. common stock for $313,329, realizing a gain of $297,440. Additionally during the quarter, the Fund sold 12,500 shares of Accumed common stock for $49,213, realizing a loss of $2,198.

The $2,280,534 increase in net unrealized appreciation of investments for the quarter included a $2,438,446 net unrealized gain, primarily due to the increased public market price of Unigene Laboratories, Inc. and Shells Seafood Restaurants common stock at the end of the quarter. This additional unrealized gain was offset by a $157,912 transfer from unrealized to realized gain due to the sale of Accumed warrants, as discussed above.

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

The $367,375 increase in net unrealized appreciation of investments for the May 1995 quarter was comprised of a $976,750 net unrealized gain due to the net upward revaluation of the Fund's remaining portfolio investments, which was offset by a $609,375 transfer from unrealized gain to realized gain due to the sale of Silverado Foods common stock, as discussed above. The $976,750 net unrealized gain for the three months ended May 31, 1995 included a $1.5 million upward revaluation of the Fund's investment in Shells Seafood Restaurants, Inc. and downward revaluations of Yes! Entertainment Corporation, in the amount of $492,000, and Alamar Biosciences, Inc., in the amount of $31,250.

Investment Income and Expenses
For the three months ended May 31, 1996 and 1995, the Fund had a net investment loss of $791,671 and net investment income of $44,760, respectively. The increase in net investment loss for the 1996 period compared to the 1995 period was due to an $835,554 increase in operating expenses for the 1996 period. Legal fees for the 1996 period totaled $580,544 , or 59% of total operating expenses for the period. The rise in legal fees for the 1996 period compared to the 1995 period reflects the increased legal proceedings involving the Fund (see Note 3 of Notes to Financial Statements), the continued restructuring of certain of the Fund's portfolio investments during the 1996 period and matters relating to the Fund's July 19, 1996 special meeting of shareholders and plan of liquidation.

The remaining increase in operating expenses for the 1996 period primarily was due to an increase in consulting fees, salary expense and other operating expenses. Consulting fees of $125,040 incurred during the 1996 period resulted from an increase in the carrying value of the Fund's warrants to purchase 60,000 shares of Unigene Laboratories, Inc. common stock, which has been committed for payment of portfolio transaction fees and consulting relating to the Fund's investment in Unigene. There were no such consulting fees incurred during the 1995 period. Salary expense increased $43,401 reflecting an increase in officer's salaries and the addition of full-time staff from two during the 1995 period to four during the 1996 period. Other operating expenses increased $36,854 for the 1996 period compared to 1995 period primarily due to an increase in investor relations expenses relating to press releases and other announcements made by the Fund.

From the inception of the Fund to December 10, 1995, Commonwealth Associates Asset Management, Inc. ("CAAM") was responsible for the administrative services necessary for the operation of the Fund. In return for such services, CAAM received an administrative fee at the annual rate of 1% of the net assets of the Fund. Such fee was determined and payable quarterly. Since December 11, 1995, the Fund has been self administered. As a result, the Fund provided for and paid its own administrative expenses for the three months ended May 31, 1996. The administration expense incurred by the Fund for the 1996 period compared to the 1995 period was $52,964 and $42,732, respectively. Under the 1% administrative agreement with CAAM the Fund would have incurred an administrative fee of $47,548 for the 1996 period compared to the actual administrative expense incurred during this period.

Net Assets
At May 31, 1996, the Fund's net assets were $19,019,263, an increase of $1,784,105 from net assets of $17,235,158 at February 28, 1996. This increase was comprised of the $2,575,776 net realized and unrealized gain from portfolio investments offset by the $791,671 net investment loss for the 1996 period. At May 31, 1996, the net asset value per share of common stock and preferred stock was $7.84 and $9.79 per share, respectively, compared to $7.25 and $7.61 per share, respectively, at February 29, 1996.

On March 1, 1996, the conversion ratio of the Fund's preferred stock into common stock increased from 1.05 per share to 1.25 per share. The change in such conversion ratio resulted in an additional allocation of net assets to preferred shareholders of approximately $332,289, or $1.25 per share. This allocation resulted in a dilution to common shareholders of $332,289, or $.16 per share. Additionally, the results from operations for the three months ended May 31, 1996 increased the Fund's net assets by $.74 and $.92 per share of common and preferred stock, respectively.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

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

The Fund is a defendant in an action brought by Michael S. Falk, a director of the Fund, in the Supreme Court of New York on June 19, 1996. The complaint alleges that Kamal Mustafa, President of the Fund and a director, and Bluestone Capital Partners L.P., an investment banking firm controlled by Mr. Mustafa, caused the Fund to defame Mr. Falk. The complaint seeks $20 million in damages from the defendants, including the Fund. In light of the conclusory nature of the complaint, the Fund has no basis upon which to conclude it has any liability and intends to contest the action.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

A Special Meeting of shareholders is scheduled for July 19, 1996.

Item 5.       Other Information.

During the quarter, the Fund purchased 12,500 shares of Accumed International, Inc. for $51,411.

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



Date:         July 15, 1996