Form 10-Q
period 1996-08-31
MICROCAP FUND INC
filed 1996-10-15
CIK 896717

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 1996

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                             Commission file number 0-21160


                        THE MICROCAP FUND,INC.
===============================================================================
(Exact Name of Registrant as Specified in its Charter)


Maryland                                                           13-3698251
===============================================================================
(State  or  Other   Jurisdiction  of  (I.R.S.   Employer   Identification   No.)
Incorporation or Organization)


Ten Rockefeller Plaza, Suite 712
New York, New York                                                     10020
===============================================================================
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code:  (800) 888-6534

575 Fifth Avenue, 37th floor
New York, New York                                                     10017
===============================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's common outstanding at the close of business on October 11, 1996 was 2,168,403.

                             THE MICROCAP FUND, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets and Liabilities as of August 31, 1996 (Unaudited) and February 29, 1996

Schedule of Portfolio Investments as of August 31, 1996 (Unaudited)

Statements of Operations for the Three Months Ended August 31, 1996 and 1995 (Unaudited)

Statements of Operations for the Six Months Ended August 31, 1996 and 1995 (Unaudited)

Statements of Changes in Net Assets for the Six Months ended August 31, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Six Months ended August 31, 1996 and 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

THE MICROCAP FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES

                                                                                       August 31, 1996          February 29,
                                                                                         (Unaudited)                1996
ASSETS

Portfolio investments at fair value (cost $2,712,250 at

   August 31, 1996 and $4,783,156 at February 29, 1996) - Note 9                      $     3,700,375         $      6,939,805
Cash and cash equivalents                                                                   5,606,111                9,878,280
Receivable from securities sold                                                               270,632                  199,375
Accrued interest receivable                                                                    91,734                  349,781
Deferred organizational costs (net of accumulated amortization of
   $135,943 at August 31, 1996 and $116,257 at February 29, 1996)                              60,922                   80,608
Other assets                                                                                  123,232                  120,862
                                                                                      ---------------         ----------------
   Total assets                                                                             9,853,006               17,568,711
                                                                                      ---------------         ----------------

LIABILITIES

Accounts payable - legal fees                                                                 506,192                  163,263
Accounts payable - other                                                                      113,189                  170,290
                                                                                      ---------------         ----------------
   Total liabilities                                                                          619,381                  333,553
                                                                                      ---------------         ----------------

NET ASSETS

Preferred Stock,  par value $.01;  2,000,000 shares  authorized;  440,800 shares issued and 207,103  shares  outstanding at August 31, 1996 and 440,800 issued and 265,317 shares outstanding at February 29, 1996
   - Note 3                                                                                     2,071                    2,653
Common Stock, par value $.01; 10,000,000 shares authorized;
   2,458,630 shares issued and 2,168,403 shares outstanding at
   August 31, 1996 and 2,388,253 shares issued and 2,098,026
   outstanding at February 29, 1996 - Note 3                                                   24,586                   23,883
Additional paid-in-capital - Note 3                                                        11,611,405               19,441,478
Net unrealized appreciation of portfolio investments                                          988,125                2,156,649
Accumulated net investment loss                                                            (1,035,138)                 (37,743)
Distributions in excess of net investment loss                                               (345,581)                (345,581)
Accumulated net realized loss from portfolio investments                                     (784,850)              (2,779,188)
                                                                                      ---------------         ----------------
   Sub-total                                                                               10,460,618               18,462,151

Less: Treasury Stock at cost (290,227 shares of Common Stock)                              (1,226,993)              (1,226,993)
                                                                                      ---------------         ----------------

Net assets                                                                            $     9,233,625         $     17,235,158
                                                                                      ===============         ================

Net assets per share of common stock                                                          $ 3.80                  $  7.25
                                                                                              ======                  =======

Net assets per share of preferred stock                                                       $ 4.76                  $  7.61
                                                                                              ======                  =======

See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
August 31, 1996

                                                                                                                            % of
Issuer / Position                                                                  Cost              Fair Value        Net Assets(1)
Publicly-Held Securities:

Unigene Laboratories, Inc.(A)
Warrant to purchase 615,000 shares of Common Stock

   at $1.375 per share, expiring 7/7/00                                         $           0       $      538,125       5.83%
                                                                                -------------       --------------

YES! Entertainment Corporation
Warrant to purchase 11,438 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------

Privately-Held Securities:

Bennett Environmental Inc. (B)
450,000 shares of Common Stock                                                         47,250               47,250        .51%
                                                                                -------------       --------------

First Colony Acquisition Corp.*
106,562 shares of Preferred Stock                                                     594,174              594,174
6% Convertible Promissory Note due 11/1/97                                          1,343,326            1,343,326
Warrant to purchase 7,560 shares of Common Stock
   at $5.00 per share, expiring 1/24/00                                                     0                    0
                                                                                -------------       --------------
                                                                                    1,937,500            1,937,500      20.98%
                                                                                -------------       --------------

Oh-La-La! Inc.
9% Convertible Senior Note                                                            140,000              140,000
9% Convertible Senior Note                                                            100,000              100,000
                                                                                -------------       --------------
                                                                                      240,000              240,000       2.60%
                                                                                -------------       --------------

Optiva Corporation
150,000 shares of Common Stock                                                        487,500              937,500      10.15%
                                                                                -------------       --------------      -----

Total Portfolio Investments(C)                                                  $   2,712,250       $    3,700,375      40.07%
                                                                                =============       ==============      =====

* May be deemed an "affiliated person" of the Fund as defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

(A) On July 1, 1996, the Fund transferred warrants to purchase 60,000 shares of Unigene Laboratories, Inc. common stock to certain individuals for payment of consulting and portfolio transaction costs incurred in connection with the Fund's investment in Unigene.

(B) Subsequent to the end of the quarter, in September 1996, Bennett Environmental Inc. became a listed public company on the Montreal Stock Exchange. In connection with the listing, the company effected a four-for-one reverse split of its outstanding common stock. As a result, the Fund exchanged its 450,000 common shares of Bennett for 112,500 shares of the company's common stock.

(C) In June 1996, the Fund sold warrants to purchase 60,000 shares of Accumed International, Inc. common stock for $154,647, realizing a gain of $149,630. In July 1996, the Fund sold its investment in Shells Seafood Restaurants, Inc. for $2.7 million, realizing a gain of $2,110,000. Also in July, the Fund received $163,205 from International Communication Technologies, Inc., representing repayment of its $150,000 note due to the Fund, along with accrued interest thereon.

     See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended August 31,


                                                                                                  1996               1995
                                                                                             ---------------      -------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                               $       142,057      $      84,983
   Interest and dividends from portfolio investments                                                  27,543            221,525
                                                                                             ---------------      -------------
   Total investment income                                                                           169,600            306,508
                                                                                             ---------------      -------------

Expenses:
   Administrative fee                                                                                 29,033             43,291
   Legal fees                                                                                        189,061             57,004
   Accounting fees                                                                                     7,955              9,200
   Salary expense                                                                                     93,016             59,943
   Amortization of deferred organizational costs                                                       9,843              9,843
   Transfer agent and custodian fees                                                                   5,822              5,688
   Directors' fees and expenses                                                                       24,010              5,000
   Consulting fees                                                                                   (39,946)                 -
   Insurance expense                                                                                   8,680              6,372
   Mailing and printing                                                                               19,516             10,744
   Other operating expenses                                                                           28,334              7,240
                                                                                             ---------------      -------------
   Total expenses                                                                                    375,324            214,325
                                                                                             ---------------      -------------

Net investment income (loss)                                                                        (205,724)            92,183
                                                                                             ---------------      -------------

NET REALIZED AND UNREALIZED GAIN (LOSS)
   FROM PORTFOLIO INVESTMENTS

Net realized gain from portfolio investments                                                       2,364,630                  -
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                          (3,449,058)           485,019
                                                                                             ---------------      -------------
Net realized and unrealized gain (loss) from portfolio investments                                (1,084,428)           485,019
                                                                                             ---------------      -------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                                                 $    (1,290,152)     $     577,202
                                                                                             ===============      =============


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Six Months Ended August 31,


                                                                                                 1996                 1995
                                                                                             --------------     ----------

INVESTMENT INCOME AND EXPENSES

Income:

   Interest from U.S. Treasury Bills and repurchase agreements                               $      270,530     $       200,948
   Interest and dividends from portfolio investments                                                 84,041             291,408
                                                                                             --------------     ---------------
   Total investment income                                                                          354,571             492,356
                                                                                             --------------     ---------------

Expenses:
   Administrative fee                                                                                81,997              86,023
   Legal fees                                                                                       769,605              70,494
   Accounting fees                                                                                   32,133              16,419
   Salary expense                                                                                   178,919             102,445
   Amortization of deferred organizational costs                                                     19,686              19,686
   Transfer agent and custodian fees                                                                  9,279              11,378
   Directors' fees and expenses                                                                      44,688              12,952
   Consulting fees                                                                                   85,094                   -
   Insurance expense                                                                                 20,046              12,794
   Mailing and printing                                                                              44,360              15,011
   Other operating expenses                                                                          66,159               8,211
                                                                                             --------------     ---------------
   Total expenses                                                                                 1,351,966             355,413
                                                                                             --------------     ---------------

Net investment income (loss)                                                                       (997,395)            136,943
                                                                                             --------------     ---------------

NET REALIZED AND UNREALIZED GAIN FROM
   PORTFOLIO INVESTMENTS

Net realized gain (loss) from portfolio investments                                               2,659,872            (351,344)
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                         (1,168,524)            852,394
                                                                                             --------------     ---------------
Net realized and unrealized gain from portfolio investments                                       1,491,348             501,050
                                                                                             --------------     ---------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                           $      493,953     $       637,993
                                                                                             ==============     ===============


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
For the Six Months Ended August 31,


                                                                                                1996                 1995
                                                                                          ----------------     ----------

Change in net assets resulting from operations:

Net investment income (loss)                                                              $       (997,395)    $        136,943
Net realized gain (loss) from portfolio investments                                              2,659,872             (351,344)
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                        (1,168,524)             852,394
                                                                                          ----------------     ----------------
     Net increase in net assets resulting from operations                                          493,953              637,993
                                                                                          ----------------     ----------------

Change in net assets from distributions:

Distribution from net realized gains                                                              (665,534)                   -
Return of capital distribution                                                                  (7,829,952)                   -
                                                                                          -----------------    ----------------
     Decrease in net assets from distributions                                                  (8,495,486)                   -
                                                                                          -----------------    ----------------

Change in net assets from capital stock transactions:

Common Stock repurchased                                                                                 -           (1,079,868)
                                                                                          ----------------     ----------------

Total decrease in net assets for the period                                                     (8,001,533)            (441,875)
Net assets at beginning of period                                                               17,235,158           17,715,073
                                                                                          ----------------     ----------------

NET ASSETS AT END OF PERIOD                                                               $      9,233,625     $     17,273,198
                                                                                          ================     ================


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended August 31,


                                                                                                   1996              1995
                                                                                              --------------    ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment income (loss)                                                                  $     (997,395)   $       136,943
Adjustments to reconcile net investment income (loss) to cash used for operating activities:
Amortization of discounted receivable                                                                      -             (2,000)
Amortization of deferred organizational costs                                                         19,686             19,686
Consulting fees paid in-kind                                                                         105,000                  -
Increase (decrease) in payables                                                                      285,828            (56,347)
(Increase) decrease in receivables and other assets                                                  255,677           (163,932)
                                                                                              --------------    ---------------
Cash flows used for operating activities                                                            (331,204)           (65,650)
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Purchase of portfolio investments                                                                    (51,411)        (3,750,000)
Net proceeds from the sale of portfolio investments                                                2,605,932          1,122,656
Repayment of notes                                                                                 2,000,000          1,940,000
                                                                                              --------------    ---------------
Cash flows provided from (used for) investing activities                                           4,554,521           (687,344)
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Common Stock repurchased                                                                                   -         (1,079,868)
Cash distribution to stockholders                                                                 (8,495,486)                 -
                                                                                              --------------    ---------------
Cash flows used for financing activities                                                          (8,495,486)        (1,079,868)
                                                                                              --------------    ---------------

Decrease in cash and cash equivalents                                                             (4,272,169)        (1,832,862)
Cash and cash equivalents at beginning of period                                                   9,878,280          9,033,750
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    5,606,111    $     7,200,888
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

1.     Organization and Purpose
The MicroCap Fund, Inc. (the "Fund"), formerly known as Commonwealth Associates Growth Fund, Inc., is a non-diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940. The Fund was incorporated under the laws of the State of Maryland on January 26, 1993. The Fund's investment objective is to achieve long-term capital appreciation of assets by investing in securities of emerging and established companies that management believes offer significant growth potential. The Fund's shareholders have approved a Plan of Liquidation. See Note 5 below.

2.     Related Party Transactions
Commonwealth Associates Asset Management Inc. ("CAAM"), an affiliate of Commonwealth Associates, the underwriter of the Fund's initial public offering, was the Fund's administrator from its inception to December 10, 1995. During such time, CAAM was responsible for the management and administrative services necessary for the operation of the Fund and received an administrative fee at an annual rate of 1% of the Fund's net assets. Such fee was determined and paid quarterly. On October 11, 1995, CAAM terminated the administrative agreement with the Fund effective December 10, 1995. From such date to present, the Fund has been self administered. For the three and six months ended August 31, 1996, self-administration expenses totaled $29,033 and $81,997, respectively. The administrative fee for the three and six months ended August 31, 1995, under the previous administrative arrangement with CAAM, was $43,291 and $86,023, respectively.

On July 24, 1996, the Fund entered into an agreement with Raymond S. Troubh, whereby Mr. Troubh will provide management services to the Fund in connection with its Plan of Liquidation. For services to be rendered under the agreement, Mr. Troubh will receive $8,500 per month, plus 1% of the amount of each distribution (other than the initial distribution paid on August 30, 1996), plus, at the time any proceeds of sale or other revenues are received by the Fund in excess of the Fund's investment in a particular asset, Mr. Troubh will receive 5% of such excess for amounts received in 1996 or 1997, 4% of such excess for amounts received in 1998, 2% in 1999 and 0% thereafter; provided, however, that in no event shall the total compensation paid to Mr. Troubh be less than $250,000.

3.     Capital Stock Transactions

                                      Number of                  Additional      Number of               Number of
                                       Common                      Paid-in       Preferred               Treasury
                                       Shares       Amount         Capital        Shares       Amount     Shares       Amount

Balance at February 29, 1996          2,388,253    $  23,883   $  19,441,478      265,317     $ 2,653    290,227     $ 1,226,993

Conversion of preferred stock
   into common stock                     70,377          703            (121)     (58,214)       (582)         -              -

Return  of capital distribution                                   (7,829,952)

Balance at August 31, 1996           2,458,630     $  24,586   $   11,611,405     207,103     $ 2,071    290,227     $ 1,226,993
                                    ==========     ==========  ==============   =========     =======   ========    ============

On March 20, 1995, the Fund paid a stock dividend to shareholders of record on March 13, 1995 in shares of preferred stock at the rate of .2 shares of preferred stock for each share of common stock. The preferred stock is convertible into shares of the Fund's common stock at any time until February 27, 1998. Each share of preferred stock is convertible into (i) 1.05 shares of common stock from the date of issuance through February 29, 1996, (ii) 1.25 shares of common stock from March 1, 1996 through February 28, 1997 and (iii)
1.33 shares of common stock from March 1, 1997 through February 27, 1998. The preferred stock will automatically convert into common stock on the earlier of
(i) a sale, transfer or other distribution of the shares of common stock upon which the dividend has been paid or (ii) February 27, 1998. The preferred stock is non-transferable. During the six months ended August 31, 1996, 58,214 shares of preferred stock were converted into 70,377 shares of common stock.

4.     Litigation
The Fund is a respondent in an arbitration claim Warner v. Commonwealth Associates Growth Fund, Inc. before the American Arbitration Association commenced in December 1995 by Stephen J. Warner, the former president, chief executive officer and portfolio manager of the Fund. The claim alleges breach of contract and fraud in connection with the termination of employment and consulting agreements between him and the Fund and claims damages in the amount of $200,000, plus punitive damages. The Fund has answered, moved to dismiss portions of, and asserted affirmative defenses to, the Statement of Claim. This arbitration, which had been stayed by agreement of the parties, has recently been reopened by claimant, Warner. Management of the Fund believes that the allegations in the Statement of Claim are without merit and intends to defend the arbitration vigorously.

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and a former director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleges fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. The complaint claims that the defendants, through a pattern of deception and fraudulent concealments, used the Fund to collect underwriting, placement, consulting and other fees and warrants from the Fund's portfolio companies for the benefit of the defendants instead of acting in the best interests of the Fund and its shareholders. The claim alleges that the defendants' illegal actions have damaged the Fund in an amount of not less than $5 million.

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

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime"), Plaintiffs v. The MicroCap Fund, Inc. f/k/a Commonwealth Associates Growth Fund, Inc., et al. Regency Holdings (Cayman) Inc. and Regency Maritime Corp. (collectively "Regency") along with other related entities are Debtors in a bankruptcy proceeding pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy proceeding, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa ("Mustafa"), the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these funds.
Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. In an amended complaint, Regency also asserted that the payments to the Fund constitute a fraudulent transfer, as the payments were in fact made by Maritime and not Holdings. Regency asserts that Maritime had no obligation to make such payments and received no value for them. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. At the present time, discovery is underway to determine the validity of the allegations asserted by Regency.

The Fund is a defendant in an action brought by Michael S. Falk, a former director of the Fund, in the Supreme Court of New York on June 19, 1996. The complaint alleges that Kamal Mustafa, the former president and a former director of the Fund, and president of Bluestone Capital Partners, an investment banking firm controlled by Mr. Mustafa, caused the Fund to defame Mr. Falk. The complaint seeks $20 million in damages from the defendants, including the Fund. In light of the conclusory nature of the complaint, the Fund has no basis upon which to conclude it has any liability and intends to contest the action.

5.     Plan of Liquidation
On May 9, 1996, the Fund's Board of Directors adopted a Plan of Liquidation pursuant to which the Fund will convert its remaining assets into cash, provide for all of its liabilities and distribute the net cash to shareholders. The Plan of Liquidation was approved at a special meeting of shareholders on July 23, 1996.

6.     Distribution
On August 30, 1996, the Fund made an initial liquidating cash distribution totaling $8,495,486 to shareholders of record on August 15, 1996. Common shareholders received $3.50 per share and preferred shareholders received $4.375 per share. The amount paid to common shareholders was comprised of $0.274 of long-term capital gain and $3.226 of return of capital. The amount paid to preferred shareholders was comprised of $0.343 of long-term capital gain and $4.032 of return of capital. The Fund expects that additional distributions will be made from time to time from the proceeds of asset sales, after the payment of and reserve for liabilities. At any time prior to one year from the date of approval of the Plan of Liquidation, any remaining assets of the Fund will be transferred to a liquidating trust to be supervised by an independent trustee.

7.     Director's Fees and Expenses
During the periods reported, each non-affiliated director of the Fund's Board of Directors received an annual fee of $2,500 and $250 for each meeting of the Board of Director's and each committee meeting of the Board attended. Each non-affiliated director also received reimbursement for all out-of-pocket costs incurred to attend such meetings.

8.     Other Information
On July 15, 1996, the Fund entered into a settlement agreement with a group of shareholders of the Fund's common stock that had solicited proxies in opposition to the Fund's Plan of Liquidation (the "13D Group"). Under the settlement agreement, the Fund and the 13D Group agreed that, (i) certain members of the 13D Group and affiliated persons would cease to have business dealings with or receive compensation from the Fund, (ii) a 13D Group member would have the right to receive notice of and attend all meetings of the Board of Directors and any committee meeting thereof, and (iii) subject to the approval of the Securities and Exchange Commission (the "SEC"), the Fund would reimburse the 13D Group for its reasonable out of pocket expenses up to $120,000 in connection with the 13D Group's efforts. An application relating to such reimbursement by the Fund to the 13D Group was filed with the SEC on September 27, 1996.

Effective on August 1, 1996, the Fund entered into indemnification agreements with Mr. Raymond Troubh and certain of the Fund's former directors and officers. Pursuant to such agreements, the Fund will establish an escrow account containing $250,000 in cash or cash equivalents to provide for any potential legal fees and settlement payments relating to certain actions that may arise against such individuals relating to activity involving the Fund.


9.     Classification of Portfolio Investments
As of August 31, 1996, the Fund's investments in portfolio companies were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*

Preferred Stock                                      $        594,174           $       594,174                  6.43%
Common Stock and Warrants                                     534,750                 1,522,875                 16.49%
Debt Securities                                             1,583,326                 1,583,326                 17.15%
                                                     ----------------           ---------------             ----------

Total                                                $      2,712,250           $     3,700,375                 40.07%
                                                     ================           ===============             ==========

Country/Geographic Region

Eastern United States                                $      1,937,500           $     2,475,625                 26.81%
Western United States                                         727,500                 1,177,500                 12.75%
Canada                                                         47,250                    47,250                   .51%
                                                     ----------------           ---------------             ----------

Total                                                $      2,712,250           $     3,700,375                 40.07%
                                                     ================           ===============             ==========

Industry

Biotechnology                                        $              0           $       538,125                  5.83%
Consumer Products                                           2,425,000                 2,875,000                 31.13%
Environmental Services                                         47,250                    47,250                   .51%
Food Services                                                 240,000                   240,000                  2.60%
                                                     ----------------           ---------------             ----------

Total                                                $      2,712,250           $     3,700,375                 40.07%
                                                     ================           ===============             ==========

* Percentage of net assets is based on fair value.



10.    Reclassifications
Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.


11.    Subsequent Event
In connection with the Fund's liquidation process, each of the Fund's directors, other than Mr. Troubh, has resigned from the Board of Directors.


12.    Interim Financial Statements
The unaudited financial statements presented as of August 31, 1996 and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

On July 23, 1996, the Fund's shareholders approved a Plan of Liquidation pursuant to which the Fund will convert its remaining assets into cash, provide for all of its liabilities and distribute the net cash to shareholders. On August 30, 1996, in connection with the Plan of Liquidation, the Fund made an initial liquidating distribution of $8,495,486 to shareholders of record on August 15, 1996. The Fund will continue to liquidate its remaining assets and make additional cash distributions to shareholders after the payment of and reserve for all current and contingent liabilities. At any time prior to July 23, 1997, any remaining assets of the Fund will be transferred to a liquidating trust to be supervised by an independent trustee.

As of August 31, 1996, the Fund had cash and cash equivalents of $5,606,111. The Fund invests its available cash in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three and six months ended August 31, 1996 was $142,057 and $270,530, respectively. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and changes in the Fund's available cash balances.

Effective on August 1, 1996, the Fund entered into indemnification agreements with Mr. Raymond Troubh and certain of the Fund's former directors and officers. Pursuant to such agreements, the Fund will establish an escrow account containing $250,000 in cash or cash equivalents to provide for any potential legal fees and settlement payments relating to certain actions that may arise against such individuals relating to activity involving the Fund.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended August 31, 1996, the Fund had a net realized and unrealized loss from its portfolio investments of $1,084,428, comprised of a $2,364,630 net realized gain from portfolio investments and a $3,449,058 decrease in net unrealized appreciation of investments for the three month period. For the six months ended August 31, 1996, the Fund had a net realized and unrealized gain from its portfolio investments of $1,491,348, comprised of a $2,659,872 net realized gain from portfolio investments and a $1,168,524 decrease in net unrealized appreciation of investments.

The $2,364,630 net realized gain for the three months ended August 31, 1996, includes the sale of the Fund's investment in Shells Seafood Restaurants, Inc. for $2,700,000, which resulted in a realized gain of $2,110,000. Also during the quarter, the Fund sold its remaining 60,000 Accumed International, Inc. common stock warrants for $154,647, realizing a gain of $149,630. Additionally, during the period, the Fund completed the transfer of 60,000 Unigene Laboratories, Inc. common stock warrants to certain individuals representing the payment of consulting fees incurred in connection with the Fund's investment in Unigene. The transaction resulted in the recognition of a $105,000 realized gain, which has been equally offset by $105,000 of consulting fee expense recorded by the Fund over several fiscal quarters. During its first fiscal quarter ended May 31, 1996, the Fund had a net realized gain of $295,242, resulting from the sale of 190,000 Accumed common stock warrants and 12,500 shares of Accumed common stock.

For the three and six months ended August 31, 1996, the Fund had a decrease in net unrealized appreciation of investments of $3,449,058 and $1,168,524, respectively. The $1,168,524 decrease in net unrealized appreciation for the six months ended August 31, 1996, is comprised of a $1,381,261 net unrealized gain due to the upward revaluation of certain portfolio investments for the period, primarily Shell's Seafood Restaurants, Inc., offset by a $2,549,785 reduction in net unrealized appreciation due to the transfer from unrealized gain to realized gain relating to the portfolio sales completed during the period, as discussed above.

For the six months ended August 31, 1995, the Fund had a net realized loss from its portfolio investments of $351,344. The Fund had no realized gains or losses from its portfolio investments during the fiscal quarter ended August 31, 1995. During the quarter ended May 31, 1995, the Fund sold its 337,500 shares of Silverado Foods, Inc. common stock for $822,656, realizing a gain of $672,656. In March 1995, the Fund sold its investment in SR Communications Corp. ("SRC") for $200,000 in cash and a $40,000 promissory note (including $4,000 of imputed interest). This transaction resulted in a net realized loss of $14,000. Also, in May 1995, the Fund wrote-off its $60,000 investment in Radiator King International, Inc. and its $950,000 investment in Weir-Jones Marketing, Inc. due to continued operating and financial difficulties at these companies.

For the three and six months ended August 31, 1995, the Fund had a net increase in unrealized appreciation of its portfolio investments totaling $485,019 and $852,394, respectively. The $852,394 increase for the six months ended August
31, 1995 consisted of a $1,461,769 net unrealized gain due to the upward revaluation of the Fund's portfolio investments for the six month period, offset by a $609,375 transfer from unrealized gain to realized gain due to the sale of the Fund's investment in Silverado Foods during the quarter ended May 31, 1995.

Investment Income and Expenses
For the three months ended August 31, 1996 and 1995, the Fund had a net investment loss of $205,724 and net investment income of $92,183, respectively. For the six months ended August 31, 1996 and 1995, the Fund had a net investment loss of $997,395 and net investment income of $136,943, respectively. The increase in net investment loss for the six months ended August 31, 1996 compared to the same period in 1995 was due to a $137,785 decrease in investment income and a $996,553 increase in operating expenses for the 1996 period. The Fund's reduced investment income primarily resulted from a sharp decline in interest earned from portfolio investments, due to the reduced amount of interest bearing portfolio securities held by the Fund during the 1996 period compared to the same period in 1995. The increase in operating expenses primarily is attributable to the increase in legal fees for the 1996 period, which totaled $769,605, as compared to $70,494 for the 1995 period. The rise in legal fees reflects the increased legal proceedings involving the Fund (see Note 4 of Notes to Financial Statements), the continued restructuring of certain of the Fund's portfolio investments during the 1996 period and matters relating to the Fund's July 23, 1996 special meeting of shareholders and plan of liquidation.

The Fund had additional increases in certain other operating expenses for the six months ended August 31, 1996 compared to the same period in 1995. Consulting fees of $85,094 incurred during the 1996 period, primarily resulted from the July 1, 1996 transfer of 60,000 Unigene Laboratories, Inc. common stock warrants to consultants for payment of portfolio transaction fees and consulting services relating to the Fund's investment in Unigene. There were no such consulting fees incurred during the 1995 period. Salary expense increased $76,474, including severance payments, totaling $60,000, made to officers and employees in connection with the Fund's plan of liquidation. Other operating expenses increased $57,948 for the 1996 period compared to 1995 period primarily due to an increase in investor relations expenses relating to press releases and other announcements made by the Fund.

From the inception of the Fund to December 10, 1995, Commonwealth Associates Asset Management, Inc. ("CAAM") was responsible for the administrative services necessary for the operation of the Fund. In return for such services, CAAM received an administrative fee at the annual rate of 1% of the net assets of the Fund. Such fee was determined and payable quarterly. Since December 11, 1995, the Fund has been self administered. As a result, the Fund provided for and paid its own administrative expenses for the three and six months ended August 31, 1996. The administration expense incurred by the Fund for the three months ended August 31, 1996 and 1995 was $29,033 and $43,291, respectively. The administration expense incurred by the Fund for the six months ended August 31, 1996 and 1995 was $81,997 and $86,023, respectively.

On July 15, 1996, the Fund entered into a settlement agreement with a group of shareholders of the Fund's common stock that had solicited proxies in opposition to the Fund's Plan of Liquidation (the "13D Group"). Under the settlement agreement, the Fund and the 13D Group agreed that, (i) certain members of the 13D Group and affiliated persons would cease to have business dealings with or receive compensation from the Fund, (ii) a 13D Group member would have the right to receive notice of and attend all meetings of the Board of Directors and any committee meeting thereof, and (iii) subject to the approval of the Securities and Exchange Commission (the "SEC"), the Fund would reimburse the 13D Group for its reasonable out of pocket expenses up to $120,000 in connection with the 13D Group's efforts. An application relating to such reimbursement by the Fund to the 13D Group was filed with the SEC on September 27, 1996.

Net Assets
For the six months ended August 31, 1996, the Fund had a $493,953 increase in net assets from operations, comprised of the $1,491,348 net realized and unrealized gain from portfolio investments offset by the $997,395 net investment loss for the 1996 period. The Fund's net assets were reduced by the $8,495,486 cash distribution made to shareholders on August 30, 1996. As a result, the Fund's net assets were $9,233,625 at August 31, 1996, representing a decrease of $8,001,533 from net assets of $17,235,158 at February 28, 1996. At August 31, 1996, the net asset value per share of common stock and preferred stock was $3.80 and $4.76 per share, respectively, compared to $7.25 and $7.61 per share, respectively, at February 29, 1996.

On March 1, 1996, the conversion ratio of the Fund's preferred stock into common stock increased from 1.05 per share to 1.25 per share. The change in such conversion ratio resulted in an additional allocation of net assets to preferred shareholders of approximately $332,289, or $1.25 per share of preferred stock and the dilution to common shareholders of $332,289, or $.16 per share of common stock. Additionally, the results from operations for the six months ended August 31, 1996 increased the Fund's net assets by $.20 and $.21 per share of common and preferred stock, respectively. The distribution paid to shareholders on August 30, 1996, reduced the Fund's net assets by $3.50 per share of common stock and $4.375 per share of preferred stock.

At August 31, 1995, the Fund's net assets were $17,273,198, a decrease of $441,875 from net assets of $17,715,073 at February 28, 1995. Net assets resulting from operations for the period increased $637,993 which was comprised of $136,943 of net investment income and $501,050 of net realized and unrealized gain from portfolio investments. This increase was more than offset by a $1,079,868 decrease in net assets due to the repurchase of 262,727 shares of the Fund's common stock in the public market during the period.

At August 31, 1995, the net asset value per share of common stock and preferred stock was $7.18 and $7.54 per share, respectively. At February 28, 1995, the net asset value per share of common stock was $8.04. There was no preferred stock outstanding on February 28, 1995. The changes in the net asset value per share of common stock and preferred stock for the six months ended August 31, 1995 are discussed below.

On March 20, 1995, the Fund issued a 20% preferred stock dividend to shareholders of record on March 13, 1995. Based on the Fund's net assets of $17,715,073 at February 28, 1995, such dividend resulted in an initial allocation of net assets to preferred shareholders of approximately $3.1 million, or $6.97 per share of preferred stock. The allocation of net assets to preferred shareholders, therefore, resulted in a dilution to common shareholders of approximately $3.1 million, or $1.40 per share of common stock. Furthermore, during the six months ended August 31, 1995, the Fund repurchased 262,727 shares of common stock for $1,079,868. The effect of such repurchases increased the net asset value per share of common stock and preferred stock by $.28 and $.29, respectively. The results from operations for the six months ended August 31, 1995 of $637,993 increased the Fund's net asset value by $.26 and $.28 per share of common stock and preferred stock, respectively.

Summary of Changes to Net Assets for the Six Months Ended August 31, 1996

Portfolio transactions completed during the six months ended August 31, 1996, resulted in a realized gain of $2,659,872. As shown below, these transactions returned $4,632,189 to the Fund and increased its net asset value for the six month period by $1,266,627. The Fund's net asset value was further increased for the period from the $224,721 upward revaluation of the Fund's 615,000 Unigene common stock warrants. The completed portfolio transactions and revaluations increased the Fund's net asset value on a net basis by $1,491,348 for the six months ended August 31, 1996. The increase in net assets from portfolio transactions for the period was offset by a $997,395 net investment loss for the six month period.



                                                                                    Fair Value                  Effect on
Investment                                                   Return                 at 2/29/96                 Net Assets

Sales and Write-Offs for six months ended 8/31/96:
Shell's Seafood Restaurants, Inc.                       $     4,010,000           $    3,058,750            $       951,250
Accumed International, Inc. warrants                            467,976                  224,825                    243,151
Accumed International, Inc. stock (1)                            49,213                   51,411                     (2,198)
Unigene Laboratories, Inc. warrants (2)                         105,000                    30,576                    74,424
                                                          -------------           ---------------           ---------------

Sub-total from sales and write-offs                     $     4,632,189           $    3,365,562                  1,266,627
                                                        ===============           ==============

Revaluations for six months ended 8/31/96:
Unigene Laboratories, Inc. (warrants)                                                                               224,721

Sub-total from portfolio transactions                                                                             1,491,348

Net investment loss for six months ended 8/31/96                                                                  (997,395)
                                                                                                            ---------------

Net Change to Net Assets for Six Months Ended
   August 31, 1996                                                                                          $       493,953
                                                                                                            ===============


(1) The 12,500 shares of Accumed common stock sold during the period, was acquired by the Fund during the same period for $51,411. (2) The return shown from the Unigene warrants is a non-cash item resulting from the transfer of 60,000 warrants to cover consulting costs.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Fund is a respondent in an arbitration claim Warner v. Commonwealth Associates Growth Fund, Inc. before the American Arbitration Association commenced in December 1995 by Stephen J. Warner, the former president, chief executive officer and portfolio manager of the Fund. The claim alleges breach of contract and fraud in connection with the termination of employment and consulting agreements between him and the Fund and claims damages in the amount of $200,000, plus punitive damages. The Fund has answered, moved to dismiss portions of, and asserted affirmative defenses to, the Statement of Claim. This arbitration, which had been stayed by agreement of the parties, has recently been reopened by claimant, Warner. Management of the Fund believes that the allegations in the Statement of Claim are without merit and intends to defend the arbitration vigorously.

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and a former director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleges fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. The complaint claims that the defendants, through a pattern of deception and fraudulent concealments, used the Fund to collect underwriting, placement, consulting and other fees and warrants from the Fund's portfolio companies for the benefit of the defendants instead of acting in the best interests of the Fund and its shareholders. The claim alleges that the defendants' illegal actions have damaged the Fund in an amount of not less than $5 million.

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

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime"), Plaintiffs v. The MicroCap Fund, Inc. f/k/a Commonwealth Associates Growth Fund, Inc., et al. Regency Holdings (Cayman) Inc. and Regency Maritime Corp. (collectively "Regency") along with other related entities are Debtors in a bankruptcy proceeding pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy proceeding, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa ("Mustafa"), the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these funds.
Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. In an amended complaint, Regency also asserted that the payments to the Fund constitute a fraudulent transfer, as the payments were in fact made by Maritime and not Holdings. Regency asserts that Maritime had no obligation to make such payments and received no value for them. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. At the present time, discovery is underway to determine the validity of the allegations asserted by Regency.

The Fund is a defendant in an action brought by Michael S. Falk, a former director of the Fund, in the Supreme Court of New York on June 19, 1996. The complaint alleges that Kamal Mustafa, the former president and a former director of the Fund, and president of Bluestone Capital Partners, an investment banking firm controlled by Mr. Mustafa, caused the Fund to defame Mr. Falk. The complaint seeks $20 million in damages from the defendants, including the Fund. In light of the conclusory nature of the complaint, the Fund has no basis upon which to conclude it has any liability and intends to contest the action.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

A special meeting of the Fund's shareholders was held on July 23, 1996. At the meeting, the shareholders approved the Plan of Liquidation, pursuant to which the Fund will convert its remaining assets into cash, provide for all of its liabilities and distribute the net cash to shareholders.

The results of the voting on the proposal to approve the Plan of Liquidation were as follows:
                                  FOR         AGAINST            ABSTENTION

Common stock and
Preferred stock
voting as a single class
                             1,379,504.50     18,428.75                0

Preferred stock                104,906         2,239                   0


Item 5.       Other Information.

In July 1996, Raymond S. Troubh was appointed President, Chief Executive Officer, Treasurer, Secretary and Director of the Fund. All of the Fund's other officers and employees have resigned. It is expected that Mr. Troubh will hold such offices and maintain responsibility for the liquidation of the Fund's remaining assets, until the Fund is terminated and its remaining assets are transferred to a liquidating trust. At that time, it is expected that Mr. Troubh will become the independent liquidating trustee responsible for liquidating the remaining assets.

On August 30, 1996, in connection with the Plan of Liquidation, the Fund made an initial liquidating cash distribution totaling $8,495,486 to shareholders of record on August 15, 1996. Common shareholders received $3.50 per share and preferred shareholders received $4.375 per share. The amount paid to common shareholders was comprised of $0.274 of long-term capital gain and $3.226 of return of capital. The amount paid to preferred shareholders was comprised of $0.343 of long-term capital gain and $4.032 of return of capital.

In connection with the Fund's liquidation process, each of the Fund's directors, other than Mr. Troubh, has resigned from the Board of Directors.


Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits

(2) Plan of Liquidation (incorporated herein by reference to Exhibit A to the Fund's proxy statement dated June 26, 1996)

(10.1) Agreement dated as of July 24, 1996 between the Fund and Mr. Raymond S. Troubh

(10.2) Form of Indemnification Agreement effective as of August 1, 1996 between the Fund and the Indemnitee named therein (entered into with James E. Brands, Richard L. Hubbell, Leonard J. DeRoma, Jeffrey Lewis, Robert W. Naismith, Raymond S. Troubh and Robert D. Tucker)

                    (27)       Financial Data Schedule

              (b)  Reports on Form 8-K

                   None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.



              THE MICROCAP FUND, INC.


         /s/           Raymond S. Troubh
         Raymond S. Troubh
         President, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive and Principal Financial and Accounting Officer)




Date:         October 15, 1996