Form 10-Q
period 1996-11-30
MICROCAP FUND INC
filed 1997-01-14
CIK 896717

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended November 30, 1996

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


Ten Rockefeller Plaza
Suite 712
New York, New York                                                     10020
===============================================================================
(Address of Principal Executive Offices)                             (Zip Code)


Registrant's Telephone Number, Including Area Code:  (800) 888-6534


Not applicable
===============================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's common stock outstanding at the close of business on January 10, 1997 was 2,171,853.

                             THE MICROCAP FUND, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets and Liabilities as of November 30, 1996 (Unaudited) and February 29, 1996

Schedule of Portfolio Investments as of November 30, 1996 (Unaudited)

Statements of Operations for the Three Months Ended November 30, 1996 and 1995 (Unaudited)

Statements of Operations for the Nine Months Ended November 30, 1996 and 1995 (Unaudited)

Statements of Changes in Net Assets for the Nine Months ended November 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Nine Months ended November 30, 1996 and 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

===============================================================================
                         PART I - FINANCIAL INFORMATION
===============================================================================

Item 1.       Financial Statements.

THE MICROCAP FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES

                                                                                      November 30, 1996      February 29,
                                                                                         (Unaudited)                1996
ASSETS

Portfolio investments at fair value (cost $2,712,250 at
   November 30, 1996 and $4,783,156 at February 29, 1996)                             $     3,430,597         $      6,939,805
Cash and cash equivalents                                                                   5,157,643                9,878,280
Deposit in escrow - Note 8                                                                    250,197                        -
Receivable from securities sold                                                                     -                  199,375
Accrued interest receivable                                                                    15,350                  349,781
Deferred organizational costs (net of accumulated amortization of
   $145,786 at November 30, 1996 and $116,257 at February 29, 1996)                            51,079                   80,608
Other receivables                                                                              56,884                   64,429
Other assets                                                                                   52,934                   56,433
                                                                                      ---------------         ----------------
   Total assets                                                                             9,014,684               17,568,711
                                                                                      ---------------         ----------------

LIABILITIES

Accounts payable - legal fees                                                                 899,258                  163,263
Accounts payable - other                                                                      122,951                  170,290
                                                                                      ---------------         ----------------
   Total liabilities                                                                        1,022,209                  333,553
                                                                                      ---------------         ----------------

NET ASSETS

Preferred Stock,  par value $.01;  2,000,000 shares  authorized;  440,800 shares issued and 204,343 shares  outstanding at November 30, 1996 and 440,800 issued and 265,317 shares
  outstanding at February 29, 1996 - Note 3                                                     2,043                    2,653
Common Stock, par value $.01; 10,000,000 shares authorized;
  2,462,080 shares issued and 2,171,853 shares outstanding at
  November 30, 1996 and 2,388,253 shares issued and 2,098,026
  outstanding at February 29, 1996 - Note 3                                                    24,621                   23,883
Additional paid-in-capital                                                                 11,611,398               19,441,478
Net unrealized appreciation of portfolio investments                                          718,347                2,156,649
Accumulated net investment loss                                                            (2,006,510)                 (37,743)
Distributions in excess of net investment loss                                               (345,581)                (345,581)
Accumulated net realized loss from portfolio investments                                     (784,850)              (2,779,188)
                                                                                      ---------------         ----------------
  Sub-total                                                                                 9,219,468               18,462,151

Less: Treasury Stock at cost (290,227 shares of Common Stock)                              (1,226,993)              (1,226,993)
                                                                                      ---------------         ----------------

Net Assets                                                                            $     7,992,475         $     17,235,158
                                                                                      ===============         ================

Net assets per share of common stock                                                          $ 3.29                  $  7.25
                                                                                              ======                  =======

Net assets per share of preferred stock                                                       $ 4.12                  $  7.61
                                                                                              ======                  =======

See notes to financial statements.

===============================================================================
THE MICROCAP FUND, INC.
===============================================================================
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
As of November 30, 1996

                                                                                                                            % of
Issuer / Position                                                                   Cost             Fair Value       Net Assets(1)
Publicly-Held Securities:

Bennett Environmental Inc.(2)
112,500 shares of Common Stock                                                  $      47,250       $      106,227       1.33%
                                                                                 ------------        -------------

Unigene Laboratories, Inc.
Warrant to purchase 615,000 shares of Common Stock
   at $1.375 per share, expiring 7/7/00                                                     0              499,995       6.26%
                                                                                -------------       --------------

YES! Entertainment Corporation
Warrant to purchase 11,438 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------

Privately-Held Securities:


First Colony Acquisition Corp.*
106,562 shares of Preferred Stock                                                     594,174              505,048
6% Convertible Promissory Note due 11/1/97                                          1,343,326            1,141,827
Warrant to purchase 7,560 shares of Common Stock
   at $5.00 per share, expiring 1/24/00                                                     0                    0
                                                                                -------------       --------------
                                                                                    1,937,500            1,646,875      20.60%
                                                                                -------------       --------------

Oh-La-La! Inc.
9% Convertible Senior Notes                                                           240,000              240,000       3.00%
                                                                                -------------       --------------

Optiva Corporation
150,000 shares of Common Stock                                                        487,500              937,500      11.73%
                                                                                -------------       --------------      ------

Total Portfolio Investments                                                     $   2,712,250       $    3,430,597      42.92%
                                                                                =============       ==============      ======



* May be deemed an "affiliated person" of the Fund as defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

(2) In September 1996, Bennett Environmental Inc. became a listed public company on the Montreal Stock Exchange. In connection with the listing, the company effected a four-for-one reverse split of its outstanding common stock. As a result, the Fund exchanged its 450,000 common shares of Bennett for 112,500 shares of the company's common stock.

     See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended November 30,


                                                                                                  1996               1995
                                                                                             ---------------      -------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                               $        94,868      $     108,455
   Interest and dividends from portfolio investments                                                 (47,463)            47,315
                                                                                             ----------------     -------------
   Total investment income                                                                            47,405            155,770
                                                                                             ---------------      -------------

Expenses:
   Administrative expense                                                                             17,289             42,510
   Legal fees                                                                                        890,897            170,225
   Accounting fees                                                                                    40,372             35,650
   Salary expense                                                                                          0             58,832
   Amortization of deferred organizational costs                                                       9,843              9,843
   Transfer agent and custodian fees                                                                   6,094              6,589
   Directors' fees and expenses                                                                        3,191             10,000
   Consulting fees                                                                                    25,500             25,503
   Insurance expense                                                                                   7,634              6,515
   Mailing and printing                                                                                5,255             (3,053)
   Other operating expenses                                                                           12,702             30,237
                                                                                             ---------------      -------------
   Total expenses                                                                                  1,018,777            392,851
                                                                                             ---------------      -------------

Net investment loss                                                                                 (971,372)          (237,081)
                                                                                             ----------------     --------------

NET REALIZED AND UNREALIZED GAIN (LOSS)
   FROM PORTFOLIO INVESTMENTS

Net realized loss from portfolio investments                                                               0           (376,015)
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                            (269,778)           305,062
                                                                                             ----------------     -------------
Net realized and unrealized loss from portfolio investments                                         (269,778)           (70,953)
                                                                                             ----------------     --------------

NET DECREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                           $    (1,241,150)     $    (308,034)
                                                                                             ================     ==============


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Nine Months Ended November 30,


                                                                                                 1996                 1995
                                                                                             --------------     ----------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                               $      365,398     $       309,403
   Interest and dividends from portfolio investments                                                 36,578             338,723
                                                                                             --------------     ---------------
   Total investment income                                                                          401,976             648,126
                                                                                             --------------     ---------------

Expenses:
   Administrative expense                                                                            99,286             128,533
   Legal fees                                                                                     1,660,502             240,719
   Accounting fees                                                                                   72,505              52,069
   Salary expense                                                                                   178,919             161,277
   Amortization of deferred organizational costs                                                     29,529              29,529
   Transfer agent and custodian fees                                                                 15,373              17,967
   Directors' fees and expenses                                                                      47,879              22,952
   Consulting fees                                                                                  110,594              25,503
   Insurance expense                                                                                 27,680              19,309
   Mailing and printing                                                                              49,615              11,958
   Other operating expenses                                                                          78,861              38,448
                                                                                             --------------     ---------------
   Total expenses                                                                                 2,370,743             748,264
                                                                                             --------------     ---------------

Net investment loss                                                                              (1,968,767)           (100,138)
                                                                                             ---------------    ----------------

NET REALIZED AND UNREALIZED GAIN (LOSS)
   FROM PORTFOLIO INVESTMENTS

Net realized gain (loss) from portfolio investments                                               2,659,872            (727,359)
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                         (1,438,302)          1,157,456
                                                                                             ---------------    ---------------
Net realized and unrealized gain from portfolio investments                                       1,221,570             430,097
                                                                                             --------------     ---------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                                                 $     (747,197)    $       329,959
                                                                                             ===============    ===============


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
For the Nine Months Ended November 30,


                                                                                                1996                 1995
                                                                                          ----------------     ----------

Change in net assets resulting from operations:

Net investment loss                                                                       $     (1,968,767)    $       (100,138)
Net realized gain (loss) from portfolio investments                                              2,659,872             (727,359)
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                        (1,438,302)           1,157,456
                                                                                          -----------------    ----------------
     Net increase (decrease) in net assets resulting from operations                              (747,197)             329,959
                                                                                          -----------------    ----------------

Change in net assets from distributions:

Distribution from net realized gains                                                              (665,534)                   -
Return of capital distribution                                                                  (7,829,952)                   -
                                                                                          -----------------    ----------------
     Decrease in net assets from distributions                                                  (8,495,486)                   -
                                                                                          -----------------    ----------------

Change in net assets from capital stock transactions:

Common Stock repurchased                                                                                 -           (1,079,868)
                                                                                          ----------------     ----------------

Total decrease in net assets for the period                                                     (9,242,683)            (749,909)
Net assets at beginning of period                                                               17,235,158           17,715,073
                                                                                          ----------------     ----------------

NET ASSETS AT END OF PERIOD                                                               $      7,992,475     $     16,965,164
                                                                                          ================     ================


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended November 30,


                                                                                                   1996              1995
                                                                                              --------------    ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $   (1,968,767)   $      (100,138)
Adjustments to reconcile net investment income (loss) to cash used for operating activities:
Amortization of discounted receivable                                                                      -             (3,000)
Amortization of deferred organizational costs                                                         29,529             29,529
Consulting payment made in-kind                                                                      105,000                  -
Increase (decrease) in payables                                                                      688,656           (121,377)
Decrease in receivables and other assets                                                             345,475             49,332
                                                                                              --------------    ---------------
Cash flows used for operating activities                                                            (800,107)          (145,654)
                                                                                              ---------------   ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Purchase of portfolio investments                                                                    (51,411)        (3,937,500)
Net proceeds from the sale of portfolio investments                                                2,876,564          1,427,759
Deposits placed in escrow                                                                           (250,197)                 -
Repayment of notes                                                                                 2,000,000          3,940,000
                                                                                              --------------    ---------------
Cash flows provided from investing activities                                                      4,574,956          1,430,259
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Common stock repurchased                                                                                   -         (1,079,868)
Cash distribution to stockholders                                                                 (8,495,486)                 -
                                                                                              ---------------   ---------------
Cash flows used for financing activities                                                          (8,495,486)        (1,079,868)
                                                                                              ---------------   ---------------

Increase (decrease) in cash and cash equivalents                                                  (4,720,637)           204,737
Cash and cash equivalents at beginning of period                                                   9,878,280          9,033,750
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    5,157,643    $     9,238,487
                                                                                              ==============    ===============


See notes to financial statements.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Reference is made to the Fund's February 29, 1996 annual report on Form 10-K as filed with the Securities and Exchange Commission for the Notes to Financial Statements that remain unchanged. The following notes are included as a result of changes subsequent to February 29, 1996.

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

2.     Related Party Transactions
Commonwealth Associates Asset Management Inc. ("CAAM"), an affiliate of Commonwealth Associates, the underwriter of the Fund's initial public offering, was the Fund's administrator from its inception to December 10, 1995. During such time, CAAM was responsible for the management and administrative services necessary for the operation of the Fund and received an administrative fee at an annual rate of 1% of the Fund's net assets. Such fee was determined and paid quarterly. On October 11, 1995, CAAM terminated the administrative agreement with the Fund effective December 10, 1995. From such date to present, the Fund has been self administered. For the three and nine months ended November 30, 1996, self-administration expenses totaled $17,289 and $99,286, respectively. The administrative fee for the three and nine months ended November 30, 1995, under the previous administrative arrangement with CAAM, was $42,510 and $128,533, respectively.

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

3.     Capital Stock Transactions

                                      Number of                  Additional      Number of               Number of
                                       Common                      Paid-in       Preferred               Treasury
                                       Shares       Amount         Capital        Shares       Amount     Shares       Amount

Balance at February 29, 1996          2,388,253    $  23,883   $  19,441,478      265,317     $ 2,653    290,227$   1,226,993

Conversion of preferred stock
   into common stock                     73,827          738            (128)     (60,974)       (610)         -               -

Return  of capital distribution                                   (7,829,952)

Balance at November 30, 1996         2,462,080$    24,621  $   11,611,398       204,343 $     2,043290,227     $    1,226,993
                                     ====================  ==============   =========== ==================     ==============

On March 20, 1995, the Fund paid a stock dividend to shareholders of record on March 13, 1995 in shares of preferred stock at the rate of .2 shares of preferred stock for each share of common stock. The preferred stock is convertible into shares of the Fund's common stock at any time until February 27, 1998. Each share of preferred stock is convertible into (i) 1.05 shares of common stock from the date of issuance through February 29, 1996, (ii) 1.25 shares of common stock from March 1, 1996 through February 28, 1997 and (iii)
1.33 shares of common stock from March 1, 1997 through February 27, 1998. The preferred stock will automatically convert into common stock on the earlier of
(i) a sale, transfer or other distribution of the shares of common stock upon which the dividend has been paid or (ii) February 27, 1998. The preferred stock is non-transferable. During the nine months ended November 30, 1996, 60,974 shares of preferred stock were converted into 73,827 shares of common stock.

4.     Litigation
On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby the defendants will make settlement payments to the Fund totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996. The remaining balance of the settlement payments will be paid in installments through December 15, 1997 and will earn interest at an annual rate of 4.50%. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Fund would be entitled to receive 50% of any recovery from such claims, after the reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.

The Fund was a respondent in an arbitration claim Warner v. Commonwealth Associates Growth Fund, Inc. before the American Arbitration Association commenced in December 1995 by Stephen J. Warner, the former president, chief executive officer and portfolio manager of the Fund. The claim alleged breach of contract and fraud in connection with the termination of employment and consulting agreements between him and the Fund. In connection with the settlement agreement discussed above, Mr. Warner has agreed to dismiss all claims associated with this action.

The Fund was a defendant in an action brought by Michael S. Falk, a former director of the Fund, in the Supreme Court of New York on June 19, 1996. The complaint alleged that Kamal Mustafa, the former president and a former director of the Fund, and president of Bluestone Capital Partners L.P., an investment banking firm controlled by Mr. Mustafa, caused the Fund to defame Mr. Falk. In connection with the settlement agreement discussed above, Mr. Falk has agreed to dismiss all claims associated with this action.

The Fund is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Fund, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Fund has denied liability for the claims set forth in the Precautionary Proof of Claim. Resolution efforts are ongoing.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime"), Plaintiffs v. The MicroCap Fund, Inc. f/k/a Commonwealth Associates Growth Fund, Inc., et al. Regency Holdings (Cayman) Inc. and Regency Maritime Corp. (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these funds. Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. In an amended complaint, Regency also asserted that the payments to the Fund constitute a fraudulent transfer, as the payments were in fact made by Maritime and not Holdings. Regency asserts that Maritime had no obligation to make such payments and received no value for them. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. At the present time, discovery is underway to determine the validity of the allegations asserted by Regency.

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

6.     Distribution
On August 30, 1996, the Fund made an initial liquidating cash distribution totaling $8,495,486 to shareholders of record on August 15, 1996. Common shareholders received $3.50 per share and preferred shareholders received $4.375 per share. The amount paid to common shareholders was comprised of $0.274 of long-term capital gain and $3.226 of return of capital. The amount paid to preferred shareholders was comprised of $0.343 of long-term capital gain and $4.032 of return of capital. Additional distributions may be made from time to time from the proceeds of asset sales, after the payment of and reserve for liabilities. At any time prior to one year from the date of approval of the Plan of Liquidation, any remaining assets of the Fund will be transferred to a liquidating trust to be supervised by an independent trustee.

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

Effective on August 1, 1996, the Fund entered into indemnification agreements with Mr. Raymond Troubh and certain of the Fund's former directors and officers. Pursuant to such agreements, the Fund established an escrow account that contains approximately $250,000 in cash or cash equivalents to provide for potential legal fees and settlement payments relating to certain actions that may arise against such individuals relating to activity involving the Fund.

9.     Classification of Portfolio Investments
As of November 30, 1996, the Fund's investments in portfolio companies were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*

Preferred Stock                                      $        594,174           $       505,048                  6.32%
Common Stock                                                  534,750                 1,543,722                 19.31%
Debt Securities                                             1,583,326                 1,381,827                 17.29%
                                                     ----------------           ---------------             ----------

Total                                                $      2,712,250           $     3,430,597                 42.92%
                                                     ================           ===============             ==========

Country/Geographic Region

Eastern United States                                $      1,937,500           $     2,146,870                 26.86%
Western United States                                         727,500                 1,177,500                 14.73%
Canada                                                         47,250                   106,227                  1.33%
                                                     ----------------           ---------------             ----------

Total                                                $      2,712,250           $     3,430,597                 42.92%
                                                     ================           ===============             ==========

Industry

Biotechnology                                        $              0           $       499,995                  6.26%
Consumer Products                                           2,425,000                 2,584,375                 32.34%
Environmental Services                                         47,250                   106,227                  1.32%
Food Services                                                 240,000                   240,000                  3.00%
                                                     ----------------           ---------------             ----------

Total                                                $      2,712,250           $     3,430,597                 42.92%
                                                     ================           ===============             ==========

* Percentage of net assets is based on fair value.

10.    Reclassifications
Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

11.    Interim Financial Statements
The unaudited financial statements presented as of November 30, 1996 and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

On July 23, 1996, the Fund's shareholders approved a Plan of Liquidation pursuant to which the Fund will convert its remaining assets into cash, provide for all of its liabilities and distribute the net cash to shareholders. On August 30, 1996, in connection with the Plan of Liquidation, the Fund made an initial liquidating distribution of $8,495,486 to shareholders of record on August 15, 1996. The Fund will continue to liquidate its remaining assets and make additional cash distributions to shareholders after the payment of and reserve for all current and contingent liabilities. At any time prior to July 23, 1997, any remaining assets of the Fund will be transferred to a liquidating trust to be supervised by an independent trustee. It is expected that Mr. Troubh will become the independent liquidating trustee responsible for liquidating the Fund's remaining assets.

As of November 30, 1996, the Fund had cash and cash equivalents of $5,157,643. The Fund invests its available cash in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three and nine months ended November 30, 1996 was $94,868 and $365,398, respectively. Interest earned from such investments in future periods is subject to fluctuations in short-term interest rates and changes in the Fund's available cash balances.

Effective on August 1, 1996, the Fund entered into indemnification agreements with Mr. Troubh and certain of the Fund's former directors and officers. Pursuant to such agreements, the Fund has established an escrow account that contains approximately $250,000 in cash and cash equivalents to provide for potential legal fees and settlement payments relating to certain actions that may arise against such individuals relating to activity involving the Fund.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended November 30, 1996, the Fund had a $269,778 net unrealized loss from its portfolio investments resulting from a decrease in net unrealized appreciation of investments for the three month period. The Fund had no realized gains or losses from its portfolio investments for the three months ended November 30, 1996. For the nine months ended November 30, 1996, the Fund had a net realized and unrealized gain from its portfolio investments of
$1,221,570, comprised of a $2,659,872 net realized gain from portfolio investments and a $1,438,302 decrease in net unrealized appreciation of investments.

The $2,659,872 net realized gain for the nine months ended November 30, 1996, includes the July 1996 sale of the Fund's investment in Shells Seafood Restaurants, Inc. for $2,700,000, which resulted in a realized gain of $2,110,000. Also during the nine month period, the Fund sold its remaining 60,000 Accumed International, Inc. (formerly Alamar Biosciences, Inc.) common stock warrants for $154,647, realizing a gain of $149,630. Additionally, during the period, the Fund completed the transfer of 60,000 Unigene Laboratories, Inc. common stock warrants to certain individuals, representing the payment of consulting fees incurred in connection with the Fund's investment in Unigene. The transaction resulted in the recognition of a $105,000 realized gain, which has been equally offset by $105,000 of consulting fee expense recorded by the Fund over several fiscal quarters. The Fund also had a net realized gain of $295,242 during the period, resulting from the sale of 190,000 Accumed common stock warrants and 12,500 shares of Accumed common stock.

For the three and nine months ended November 30, 1996, the Fund had a decrease in net unrealized appreciation of investments of $269,778 and $1,438,302, respectively. The $1,438,302 decrease in net unrealized appreciation for the nine months ended November 30, 1996, is comprised of a $1,111,483 net unrealized gain due to the upward revaluation of certain portfolio investments for the period, primarily Shell's Seafood Restaurants, Inc., offset by a $2,549,785 reduction in net unrealized appreciation due to the transfer from unrealized gain to realized gain relating to the portfolio sales completed during the period, as discussed above.

For the three and nine months ended November 30, 1995, the Fund had a net realized loss from its portfolio investments of $376,015 and $727,359, respectively. During the three months ended November 30, 1995, the Fund sold 150,000 common shares of Accumed common stock in the public market for $159,375, realizing a loss of $128,081. In September 1995, the Fund sold 55,555 shares of YES! Entertainment Corporation common stock in the public market for $305,538, realizing a loss of $393,662. Also, during the quarter ended November 30, 1995, the Fund realized a gain of $145,728 from the redemption of its Regency Holdings (Cayman), Inc. warrants back to the company. In May 1995, the Fund sold its 337,500 shares of Silverado Foods, Inc. common stock for $822,656, realizing a gain of $672,656. In March 1995, the Fund sold its investment in SR Communications Corp. ("SRC") for $200,000 in cash and a $40,000 promissory note (including $4,000 of imputed interest) payable in March 1996. This transaction resulted in a net realized loss of $14,000. Also, in May 1995, the Fund wrote-off its $60,000 investment in Radiator King International, Inc. and its $950,000 investment in Weir-Jones Marketing, Inc. due to continued operating and financial difficulties of these companies.

For the three and nine months ended November 30, 1995, the Fund had a net increase in unrealized appreciation of its portfolio investments totaling
$305,062 and $1,157,456, respectively. The $1,157,456 increase for the nine months ended November 30, 1995 consisted of a $1,366,456 net unrealized gain due to the upward revaluation of the Fund's portfolio investments offset by a $209,000 net transfer from unrealized gain to realized gain relating to the sale of the Fund's investments in Silverado Foods, Regency, YES! Entertainment and Accumed, as discussed above. The $1,366,456 net unrealized gain for the nine months ended November 30, 1995, includes the $1,500,000 upward revaluation of the Fund's investment in Shells Seafood Restaurants, Inc., which completed its initial public offering in April 1996.

Investment Income and Expenses
For the three months ended November 30, 1996 and 1995, the Fund had a net investment loss of $971,372 and $237,081, respectively. For the nine months ended November 30, 1996 and 1995, the Fund had a net investment loss of $1,968,767 and $100,138, respectively. The increase in net investment loss for the nine months ended November 30, 1996 compared to the same period in 1995 was due to a $246,150 decrease in investment income and a $1,622,479 increase in operating expenses for the 1996 period. The Fund's reduced investment income primarily resulted from a decline in interest earned from portfolio investments, due to the reduced amount of interest bearing portfolio securities held by the Fund during the 1996 period compared to the same period in 1995. The increase in operating expenses primarily is attributable to the significant increase in legal fees for the 1996 period, which totaled $1,660,502, as compared to $240,719 for the 1995 period. The rise in legal fees primarily is due to litigation costs and other legal fees relating to several legal proceedings involving the Fund (see Note 4 of Notes to Financial Statements), and also includes legal fees incurred in connection with the continued restructuring of certain of the Fund's portfolio investments during the 1996 period and matters relating to the Fund's July 23, 1996 special meeting of shareholders and Plan of Liquidation.

The Fund had additional increases in certain other operating expenses for the nine months ended November 30, 1996 compared to the same period in 1995. Consulting fees of $110,594 incurred during the 1996 period, includes $74,424 relating to the July 1, 1996 transfer of 60,000 Unigene Laboratories, Inc. common stock warrants to consultants for payment of portfolio transaction fees and consulting services relating to the Fund's investment in Unigene. Other operating expenses increased $40,413 for the 1996 period compared to 1995 period primarily due to an increase in investor relations expenses relating to press releases and other announcements made by the Fund.

From the inception of the Fund to December 10, 1995, Commonwealth Associates Asset Management, Inc. ("CAAM") was responsible for the administrative services necessary for the operation of the Fund. In return for such services, CAAM received an administrative fee at the annual rate of 1% of the net assets of the Fund. Such fee was determined and payable quarterly. Since December 11, 1995, the Fund has been self administered. As a result, the Fund provided for and paid its own administrative expenses for the three and nine months ended November 30, 1996. The administrative expense incurred by the Fund for the three months ended November 30, 1996 and 1995 was $17,289 and $42,510, respectively. The administrative expense incurred by the Fund for the nine months ended November 30, 1996 and 1995 was $99,286 and $128,533, respectively.

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

On December 24, 1996, the Fund and the defendants agreed to a settlement of its complaint against Commonwealth Associates, Michael Falk and Stephen Warner, whereby the defendants will make settlement payments to the Fund totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996. The remaining balance of the settlement payments will be paid in installments through December 15, 1997 and will earn interest at an annual rate of 4.50%. See Note 4 of Notes to Financial Statements.

Net Assets
For the nine months ended November 30, 1996, the Fund had a $747,197 decrease in net assets resulting from operations, comprised of the $1,968,767 net investment loss, partially offset by the $1,221,570 net realized and unrealized gain from portfolio investments. The Fund's net assets also were reduced by the $8,495,486 cash distribution made to shareholders on August 30, 1996. As a result, the Fund's net assets were $7,992,475 at November 30, 1996, representing a decrease of $9,242,683 from net assets of $17,235,158 at February 29, 1996. At November 30, 1996, the net asset value per share of common stock and preferred stock was $3.29 and $4.12 per share, respectively, compared to $7.25 and $7.61 per share, respectively, at February 29, 1996.

On March 1, 1996, the conversion ratio of the Fund's preferred stock into common stock increased from 1.05 per share to 1.25 per share. The change in such conversion ratio resulted in an additional allocation of net assets to preferred shareholders of approximately $319,525, or $1.26 per share of preferred stock and the dilution to common shareholders of $319,525, or $.15 per share of common stock. Additionally, the results of operations for the nine months ended November 30, 1996 reduced the Fund's net assets by $.31 and $.37 per share of common and preferred stock, respectively. The distribution paid to shareholders on August 30, 1996 also reduced the Fund's net assets by $3.50 per share of common stock and $4.375 per share of preferred stock.

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

On March 20, 1995, the Fund issued a 20% preferred stock dividend to the Fund's common shareholders of record on March 13, 1995. Based on the Fund's net assets of $17,715,073 at February 28, 1995, such dividend resulted in an initial allocation of net assets to preferred shareholders of approximately $3.1 million, or $6.97 per share of preferred stock. The allocation of net assets to preferred shareholders, therefore, resulted in a dilution to common shareholders of approximately $3.1 million, or $1.40 per share of common stock. Furthermore, during the nine months ended November 30, 1995, the Fund repurchased 262,727 shares of its common stock for $1,079,868. The effect of such repurchases increased the net asset value per share of common stock and preferred stock by $.28 and $.29, respectively. The increase in net assets from operations for the nine months ended November 30, 1995 of $329,959 increased the net asset value per share of common and preferred stock by $.14 and $.15, respectively.

Summary of Changes to Net Assets for the Nine Months Ended November 30, 1996

Portfolio transactions completed during the nine months ended November 30, 1996, resulted in a realized gain of $2,659,872. As shown below, these transactions returned $4,632,189 to the Fund and increased its net asset value for the nine month period by $1,266,627. This increase, however, was offset by a $45,057 downward revaluation of the Fund's remaining portfolio investments. The completed portfolio transactions and revaluations increased the Fund's net asset value on a net basis by $1,221,570 for the nine months ended November 30, 1996. The increase in net assets from portfolio transactions for the period was more than offset by the $1,968,767 net investment loss for the nine month period.


                                                                                    Fair Value                  Effect on
Investment                                                   Return                 at 2/29/96                 Net Assets

Sales and Write-Offs for nine months ended 11/30/96:
Shell's Seafood Restaurants, Inc.                       $     4,010,000           $    3,058,750            $       951,250
Accumed International, Inc. warrants                            467,976                  224,825                    243,151
Accumed International, Inc. stock (1)                            49,213                   51,411                     (2,198)
Unigene Laboratories, Inc. warrants (2)                         105,000                   30,576                     74,424
                                                        ---------------           --------------            ---------------

Sub-total from sales and write-offs                     $     4,632,189           $    3,365,562                  1,266,627
                                                        ===============           ==============            ===============

Revaluations for nine months ended 11/30/96:
Unigene Laboratories, Inc. (warrants)                                                                               186,591
First Colony Acquisition Corp.                                                                                     (290,625)
Bennett Environmental Inc.                                                                                           58,977
                                                                                                            ---------------
Sub-total from revaluations                                                                                         (45,057)
                                                                                                            ----------------

Sub-total from portfolio transactions                                                                             1,221,570

Net investment loss for nine months ended 11/30/96                                                          (1,968,767)
                                                                                                -----------------------

Net Change to Net Assets for Nine Months Ended
   November 30, 1996                                                                                        $      (747,197)
                                                                                                            ================

(1) The 12,500 shares of Accumed common stock sold during the period, was acquired by the Fund during the same period for $51,411. (2) The return shown from the Unigene warrants is a non-cash item resulting from the transfer of 60,000 warrants to cover consulting costs.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby the defendants will make settlement payments to the Fund totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996. The remaining balance of the settlement payments will be paid in installments through December 15, 1997 and will earn interest at an annual rate of 4.50%. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Fund would be entitled to receive 50% of any recovery from such claims, after the reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.

The Fund was a respondent in an arbitration claim Warner v. Commonwealth Associates Growth Fund, Inc. before the American Arbitration Association commenced in December 1995 by Stephen J. Warner, the former president, chief executive officer and portfolio manager of the Fund. The claim alleged breach of contract and fraud in connection with the termination of employment and consulting agreements between him and the Fund. In connection with the settlement agreement discussed above, Mr. Warner has agreed to dismiss all claims associated with this action.

The Fund was a defendant in an action brought by Michael S. Falk, a former director of the Fund, in the Supreme Court of New York on June 19, 1996. The complaint alleged that Kamal Mustafa, the former president and a former director of the Fund, and president of Bluestone Capital Partners L.P., an investment banking firm controlled by Mr. Mustafa, caused the Fund to defame Mr. Falk. In connection with the settlement agreement discussed above, Mr. Falk has agreed to dismiss all claims associated with this action.

The Fund is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Fund, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Fund has denied liability for the claims set forth in the Precautionary Proof of Claim. Resolution efforts are ongoing.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime"), Plaintiffs v. The MicroCap Fund, Inc. f/k/a Commonwealth Associates Growth Fund, Inc., et al. Regency Holdings (Cayman) Inc. and Regency Maritime Corp. (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these funds. Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. In an amended complaint, Regency also asserted that the payments to the Fund constitute a fraudulent transfer, as the payments were in fact made by Maritime and not Holdings. Regency asserts that Maritime had no obligation to make such payments and received no value for them. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. At the present time, discovery is underway to determine the validity of the allegations asserted by Regency.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.       Other Information.

Not applicable.

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




Date:         January 14, 1997